Form 10-K
period 2025-12-31
SharonAI Holdings Inc.
filed 2026-03-31
CIK 2068385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43129

SHARONAI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2349750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

745 5th Ave, Suite 500 New York, NY	10151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 212-5075

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SHAZ	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $0. The registrant’s common equity being trading on December 18, 2025.

The number of shares of Class A Ordinary Common Stock and Class B Super Common Stock outstanding as of March 30, 2026 was 15,998,830 and 136,341 respectively.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

SHARONAI HOLDINGS INC.

FORM 10-K

DECEMBER 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “could,” “seek,” “might,” “predict,” “forecast,” “target,” “goal,” “possible,” “probable,” negatives thereof, or similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of SharonAI Holdings Inc.’s (“SharonAI,” the “Company,” “our,” “us,” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

Such statements are based on our management’s current beliefs and assumptions, which are based on currently available information. Our actual results, performance, or achievements could differ materially and adversely from those expressed in, or implied by, these forward-looking statements as a result of various factors, including the risk factors discussed in this Report. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. Except as required by applicable law, we do not assume, and expressly disclaim, any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise, even if new information becomes available in the future. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements:

●	estimates and forecasts of financial and performance metrics and expectations and timing related to potential benefits and terms of the Business Combination;
●	risks relating to the uncertainty of the projected financial information with respect to the Company;
●	the Company’s public securities’ liquidity and trading;
●	the Company’s ability to obtain sufficient additional financing, on acceptable terms or at all, and ability to continue as a going concern;
●	the impact of the Company’s remaining indebtedness outstanding following the Business Combination;
●	changes in the market in which the Company competes, including with respect to its competitive landscape, technology evolution or changes in applicable laws or regulations;
●	the impact of macroeconomic events, such as inflation, recessions or depressions, and war or fears of war;
●	changes in the vertical markets that the Company targets;
●	the impact of current or future government regulation and oversight, including the U.S. federal, state and local authorities;
●	the Company’s ability to launch new services and products or to profitably expand into new markets;
●	the ability to execute the Company’s growth strategies, including identifying and executing acquisitions;
●	the ability to develop and maintain effective internal controls and procedures, correct or remediate the previously identified material weakness, or correct or remediate any future identified material weaknesses;
●	the exposure to any liability, protracted and costly litigation or reputational damage relating to the Company’s data security;
●	the capital-intensive nature of the Company’s hardware and data center equipment requirements;
●	the Company’s significant customer concentration;
●	supply chain and logistics issues affecting the Company, its contractors or suppliers;
●	the availability of reliable electricity sources, developed land and co-location arrangements;
●	the risk of serial defects in the Company’s GPUs and other equipment;
●	the potential adverse effects of global climate change and related environmental regulations;
●	the demand for GPU computing;
●	the access to the supply of chips;
●	the access to data center capacity and the supply of power;
●	GPU deployment schedules;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
●	other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors”.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should carefully review the “Risk Factors” described in Item 1A of this Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition, or cash flows.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. We operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We have no obligation, and expressly disclaim any obligation, to update, revise, or correct any of the forward-looking statements, whether as a result of new information, future events, or otherwise. We have expressed our expectations, beliefs, and projections in good faith and believe they have a reasonable basis. However, there can be no assurance that management’s expectations, beliefs, or projections will result or be achieved or accomplished. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all forward-looking statements contained in this Report.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

The Company believes it is important to communicate its expectations to its security holders. However, there may be events in the future that Company is not able to predict accurately or over which they have no control. The section in this Report entitled “Risk Factors” and the other cautionary language discussed in this Report provide examples of certain risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. Set forth below is only a summary of certain principal risks associated with an investment in the Company’s Class A Ordinary Common Stock. You should carefully consider the following discussion of risks, as well as the discussion of risks included elsewhere in this Report, including those described under “Risk Factors.”

●	We have a limited operating history and have incurred operating losses since our inception and anticipate that we will continue to incur losses in the foreseeable future, which could adversely impact our operations, strategy and financial performance.

●	We may be unable to raise additional capital needed to grow our business.

●	The cost of obtaining new and replacement compute and storage servers and ancillary equipment, parts and other data center related equipment has historically been capital-intensive and is likely to continue being capital-intensive, which could materially and adversely affect our business, financial condition, and results of operations.

●	Our business has and is expected to continue to have significant customer concentration.

●	Our industry has significant competition and technological change.

●	We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

●	The Company or our suppliers may not be able to procure or repair hardware that is required in our operations.

●	We are substantially dependent on NVIDIA Corporation as a supplier of graphics processing units (“GPUs”), and any disruption in our ability to obtain NVIDIA GPUs could materially and adversely affect our business, financial condition, and results of operations.

●	Supply chain and logistics issues for us, our contractors or our suppliers may delay our expansion plans or increase the cost of constructing our infrastructure.

●	Any long-term outage or limitation of the internet and network connections at our sites could materially impact our operations and financial performance.

●	Access to reliable electricity sources at reasonable prices, developed land and co-location arrangements are critical to our growth and profitability.

●	Serial defects in our GPUs and other equipment may result in failure or underperformance relative to expectations and impact our operations and financial performance.

●	Cyberattacks and security breaches of cloud services, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

●	Global climate change and related environmental regulations may have an adverse effect on our business operations and financial position.

●	Our operations could be negatively impacted by import tariffs and/or other government mandates.

●	We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

●	Our results of operations may suffer if the Company is not able to successfully manage our exposure to foreign exchange rate risks.

●	Our international operations subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.

●	We use certain open-source technology in our business. We may face claims from open-source licensors claiming ownership of, or demanding the release of, the technology and any other intellectual property that the Company developed using or derived from such open-source technology.

●	Impact of advancements in artificial intelligence on demand for AI and HPC data centers may reduce the need for HPC and AI-specific data center infrastructure, which could have an adverse effect on our business, results of operations, and financial condition.

●	Our business depends upon the demand for data centers.

●	If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.

●	HPC/AI and data center activities are energy-intensive, which may restrict the geographic locations of our activities to locations with renewable sources of power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to HPC and data center operators, including us.

●	Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

●	The holders of shares of Class B Super Common Stock will own a significant voting percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us,” and “our” refers to SharonAI Holdings Inc. and its subsidiaries.

Item 1. Business

COMPANY OVERVIEW

Introduction

SharonAI Holdings, Inc. is an Australian neocloud operator, purpose-built to power the next generation of artificial intelligence (‘AI’) and high-performance computing (‘HPC’). The Company’s infrastructure is architected from the ground up to meet the specific, intensive and complex demands of modern AI training and inference workloads, machine learning, and Generative AI.

The Company provides enterprise, government and research organizations with sovereign, low-latency access to advanced accelerated computing hardware, including NVIDIA Corporation’s (‘NVIDIA’) B200, B300 and anticipated GB300 GPUs. Through strategic partnerships with global technology leaders NVIDIA, NEXTDC Limited (‘NEXTDC’), Cisco Systems Inc. (‘Cisco’), World Wide Technology (‘WWT’), Lenovo Group Limited (‘Lenovo’), VAST Data Inc. (‘VAST’) and Megaport Limited (‘Megaport’), the Company delivers an integrated AI ecosystem of solutions to customers without the complexity of them needing to manage their own physical infrastructure.

We believe that we are well positioned to capture this demand for AI and HPC services for the following reasons:

Access to advanced GPUs: We are a member of the NVIDIA Partner Network (‘NPN’) as a NVIDIA Cloud Partner (‘NCP’). This designation reflects our proven ability and support NVIDIA software frameworks and full-stack accelerated-computing solutions. We are one of three NCPs currently operating in Australia, part of a global network of cloud partners;

Access to Data Center Capacity in a Capital Efficient and Speed to Market Approach: Rather than incurring large capital expenditure and multi-year investment in building its own data centers, the Company deploys its infrastructure directly into the facilities of data center partners such as NEXTDC, under long-term contractual arrangements. This enables us to scale capacity at speed, through rapid provisioning of resilient, high-density compute capacity and surrounding infrastructure essential for AI workloads;

The Sovereign AI Advantage: As governments and regulated industries increasingly mandate data sovereignty, we serve as a trusted domestic partner. We provide a secure solution for organizations that must adhere to strict Australian privacy laws; and

Purpose-built AI Infrastructure that drives Cost Efficiency for Customers: Our platform is engineered specifically for modern AI and HPC workloads, integrating high-bandwidth networking, low-latency fabrics and storage optimized for large-scale model training and inference. We have demonstrated an ability to deliver higher efficiency and performance from advanced GPU infrastructure.

The demand for our specialized model has been evidenced by our engagement with global industry leaders. Recent commercial wins with high-growth AI native Canva and industry participant GMI Cloud US Inc., demonstrating our ability to serve customers that have large, sophisticated AI and HPC requirements.

Company history

SharonAI, Inc. (“SharonAI”), the Company’s current operating and wholly-owned subsidiary, is a corporation formed in Delaware on February 15, 2024, with the intent to act as a holding company to acquire various assets focused on or in the High Performance Computing (“HPC”) industry and the AI field of technology, and currently one of Australia’s leading neoclouds, a cloud infrastructure provider that focuses on specialized, high-performance compute—especially GPU-heavy workloads for AI, machine learning, and HPC. HPC is a computing technology that uses clusters of processors or processor cores working in parallel to solve advanced computational problems across a wide range of scientific, engineering, finance, business and other fields. SharonAI is specifically focused on infrastructure and technology associated with the development and delivery of these HPC/AI services to users and applications which require both large amounts of Graphic Processing Units (“GPU”) and Central Processing Units (“CPU”), combined with data storage. CPUs are general purpose processors while GPUs are optimized for parallel processing and were originally used for computer graphics. Data storage is used to store the large data sets common in HPC/AI and to back up information. SharonAI’s two main business lines are an AI/HPC cloud platform, which is based in Australia, and the development of data center assets, which is based in the U.S., each as described further below.

Key operational and strategic milestones

In March of 2024, we formed two new wholly owned subsidiaries in Delaware, SharonAI Operations LLC, which is intended to be used for U.S. based operational activities as its operations expand to the U.S., and SharonAI Hosting LLC, which is intended to be used to hold assets that are acquired in the future and based in the U.S.

In April of 2024, we acquired 100% of the issued capital of Alternative Asset Management Pty Ltd ACN 645 215 194, an Australian company that was renamed SharonAI Pty Ltd (“SAIPL”) and which has a business operating distributed data storage a type of cloud storage that utilizes Web 3 technology to provide decentralized networks of independent nodes to securely store and retrieve data, ensuring redundancy, fault tolerance, and resistance to censorship while incentivizing storage providers with blockchain-based rewards. This acquisition was part of a transaction in which SAIPL also obtained certain assets from Digital Income Fund Pty Ltd ACN 643 155 328 as trustee for the Digital Income Fund ABN 12 771 427 247 (“DIF”), an Australian company which had storage servers and ancillary equipment for the operation of the distributed storage operations. In addition to these assets, SAIPL had acquired a Tier 3 designed modular data center, although it had not fully paid for the equipment at the time of acquisition.

In June 2024, we acquired a controlling interest in Distributed Storage Solutions Limited (‘DSS’), an Australian company established in 2021 that specialized in distributed cloud data storage and HPC and AI infrastructure. This was a critical step in delivering storage infrastructure, technical expertise and accelerating deep industry relationships. DSS had been providing decentralized, enterprise-grade storage systems for customers for multiple years and brought us an operational team and strategic partnerships with NVIDIA and Lenovo.

Between June and December 2024, we acquired 192 NVIDIA L40S GPUs, materially expanding the company’s GPU fleet size. Over this time, we observed and confirmed positive unit economics for the GPU fleet which led to a decision to further expand into GPU compute. This involved planning for the next GPU form factor acquisition, which was a group of 160 NVIDIA H100s.

In December 2024, we completed testing using older models of NVIDIA GPUs to demonstrate that it could successfully deliver HPC use cases under NVIDIA reference architecture. This milestone led to us being certified as an NCP partner. We are one of three NCPs currently operating in Australia, part of a global network of cloud partners.

We continued to build proprietary technology beyond the provision of hardware and storage. In February 2025, we launched the SharonAI Cloud, an orchestration and automation platform, enabling self-provisions GPU compute for AI training, inference, Visual Effects (‘VFX’) rendering and complex HPC workloads. This marked our transition from a purely supply hardware capacity to an AI infrastructure provider that allows customers to deploy GPU compute autonomously and at scale.

In March 2025, we announced the development of a supercluster (‘Supercluster’), which is an interconnected network of a material number of specialized processors and high-speed memory constructed on NVIDIA reference architecture, built to function as a single and powerful computer. Designed as a system of more than 1,000 GPUs hosted inside NEXTDC’s M3 data center, the Supercluster is dedicated to large-scale AI and HPC workloads.

In October 2025, we entered into a Memorandum of Understanding (‘MOU’) with Cisco to establish a strategic collaboration for managed enterprise cloud AI solutions. Under the terms of the MOU, Cisco will provide technical guidance on architecting enterprise-ready AI data centers, facilitate customer introductions, and offer solution engineering support for complex opportunities deploying Cisco products and technologies. This strategic collaboration marked our evolution from a pure infrastructure provider to a turnkey enterprise AI solution partner with direct channel access to Australia’s largest corporate and government customers through Cisco’s sales network.

In December 2025, we through our Australian subsidiary SharonAI Pty Ltd, entered into an agreement with strategic partner NEXTDC to materially expand upon its existing data center footprint, including the Supercluster, with up to 50MW of additional capacity in NEXTDC’s data center facility, providing us with access to data center availability that will enable us to expand and deploy more than 20,000 NVIDIA B200, B300, or GB300 GPUs.

Over the course of 2025, we deployed the Supercluster network and Spine at the NEXTDC M3 Data Center, and also acquired 16 NVIDIA H200s, which were primarily used for customer latency testing and proof of concepts. we also broadened its strategic partner ecosystem through further partnerships with VAST and Megaport to position itself as one of Australia’s leading Neoclouds.

In January 2026, we signed its first major customer contract with lighthouse customer, Canva and industry participant GMI Cloud US Inc. We are continuing the strong momentum and is aiming to convert its pipeline of customers into signed agreements to materially scale the business.

We believe that we are well positioned to win new customers and achieve significant scale in the Asia-Pacific region, supported by its product and service offering and sector tailwinds driven by anticipated structural demand for accelerated computing. This growth is underpinned by the strategic engagements which we have in place.

Key corporate milestones

On January 28,2025, Roth CH Acquisition Co., a publicly traded Cayman Islands company trading on the OTC Market (Roth CH), entered into a business combination agreement, with Roth CH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Roth CH (Merger Sub), SharonAI Inc. and Roth CH Holdings, Inc. (Roth CH Holdings) (the BCA). Under the BCA, Roth CH merged with and into Roth CH Holdings on 16 December 2025 and was renamed “SharonAI Holdings Inc.” and become domesticated in the State of Delaware, and Merger Sub merged with and into SharonAI Inc. becoming the wholly owned subsidiary of the Company. The transaction was completed in December 2025.

As a result of the BCA transaction described above, equity holders of SharonAI Inc. received the Company’s securities. Shares of SharonAI Holdings Inc. Class A Ordinary Common Stock began trading on the OTC Markets under the ticker symbol “SHAZ” on December 18, 2025.

To fund our expansion, we have undertaken two material capital raisings, and a divestment of a non-core asset.

In December 2025, we successfully completed a US$103 million pre-initial public offering (‘Pre-IPO’) capital raising in the form of unsecured convertible notes, introducing new institutional and strategic shareholders. As part of this transaction Digital Alpha Advisors LLC, which has a strategic collaboration agreement with Cisco, invested in us via the unsecured convertible note and remain strategic investors in the Company.

Also in December 2025, we announced a transition from a hybrid model of site development to a pure-play Neocloud operator for the immediate term. We had previously formed a 50:50 joint venture, Texas Critical Data Center LLC (‘TCDC’), with New Era Energy & Digital Inc (‘New Era’) in January 2025, to fund and develop a data center site with a natural gas fired power plant in the Permian Basin of western Texas. SharonAI sold its 50% interest in TCDC to its joint venture partner, New Era, for a consideration of US$70 million, paid via a combination of cash, a secured convertible promissory note and equity in New Era. The transaction was completed in January 2026.

On January 19, 2026, we announced a potential investment from Digital Alpha of up to $200 million and a strategic technology partnership with Cisco, subject to execution of definitive documentation which is expected to enable the Company to further accelerate customer deployments and expand our cloud infrastructure for enterprise AI and high-performance compute in Australia and Asia Pacific.

On January 22, 2026, Mr. Wolfgang Schubert, resigned as our Chief Executive Officer and from our board of directors (the “Board”). In connection with Mr. Schubert’s resignation as Chief Executive Officer of the Company, on January 22, 2026, the Board appointed Mr. James Manning, Non-Executive Chairman, director and greater than 10% stockholder of the Company, as our Chief Executive Officer.

On January 22, 2026, we announced that USD.AI had approved a debt facility of up to US$500 million for SharonAI, a subsidiary of the Company, subject to execution of definitive documentation. The facility is expected to enable us to access asset-backed, non-recourse financing through USD.AI’s on-chain credit system, which is expected to allow approved GPU deployments to be financed with stablecoin liquidity. The structure is designed to support capital-efficient expansion of AI infrastructure while reducing reliance on traditional bank and private credit markets.

In February 2026, we listed on the NASDAQ Capital Markets, raising US$125 million in a concurrent underwritten public offering before costs. This transaction was a key strategic step that is expected to enable us to access to the largest public capital market in the world, providing us with capital raising alternatives which could lower its weighted average cost of capital while minimizing near-term equity dilution.

Industry Overview

Cloud computing is at its core the delivery of compute and storage servers and software applications over the internet. It has gained popularity in part due to the flexibility around paying only for what customers need and outsourcing the acquisition and management of the infrastructure. Traditional cloud computing is based on CPUs but more recently, cloud GPU computing, or GPU-as-a-Service, has increased, propelled by demand for high-performance computing across a range of data-intensive and computationally complex applications. Enterprises and researchers increasingly rely on advanced GPUs to power AI, machine learning, data analytics, computer vision, scientific simulations, and other tasks that require large-scale parallel processing. This has led to growth in both the demand and supply of on-demand GPU resources. This combination of increasing workloads that demand parallel processing and evolving consumption models that make GPUs more accessible has caused industry growth, creating specialized GPU-as-a-Service and GPU cloud platforms including the competitors listed below. The AI industry also faces challenges, with concerns including bias and misuse as well as around the environmental impact of the growing data center industry.

Cloud storage is an integral part of cloud computing which increasingly deals with large data sets. One of the first modern cloud services offered was Amazon Web Services’ Simple Storage Service (S3). There are different use cases for storage, including high-performance storage optimized for rapid data access and backup storage for data that is accessed less frequently.

Data centers are used to host the compute and storage servers, providing security, electricity, cooling and network connectivity. According to a research report by CBRE, the rise of AI compute is driving demand for power-intensive infrastructure, including a premium on energy-efficiency capabilities such as liquid cooling over air cooling. In addition, tertiary and rural markets have seen increased deal activity for powered land. The recently announced Project Stargate highlights the strategic importance of data center infrastructure and President Trump announced plans by the government and private industry to invest up to $500 billion over the next four years in the U.S. as part of the project. The demand for data center infrastructure has also created challenges around the supply chain and the procurement of critical components, including on the power generation side.

Products and Services

We provide access to a range of accelerated computing infrastructure solutions specifically targeted towards AI and HPC applications for enterprises, hyperscalers, government and research institutions.

We offer three key solutions designed for AI and HPC:

1.	GPU-as-a-Service (‘GPUaaS’);

2.	AI Studio (Platform-as-a-Service (‘PaaS’)); and

3.	Cloud Storage Solutions.

GPU-as-a-Service

Our flagship infrastructure service provides scalable, on-demand access to high performance GPU cloud compute. For customers, this is more efficient for performance and affordability as the solution is designed to accelerate complex AI workloads and can be accessed on-demand without needing to own or maintain any physical hardware and infrastructure. The service is engineered to accelerate complex AI workloads across multiple use cases including:

Model Training: Large language model (‘LLM’) pre-training, fine-tuning and model adaptation;

Inference: LLM inference optimization, batch processing and real time inference;

Research Computing: Scientific simulations, genomics analysis, climate modelling; and

Visual Computing: 3D rendering, video processing and VFX.

Our current GPU offering includes NVIDIA L40s, A40, H100 NVL, H200, B200, and B300 processors, with additional AMD MI300X capabilities with each GPU type optimized for specific use cases.

AI Studio (Platform-as-a-service)

The SharonAI Studio is our proprietary PaaS combining cloud infrastructure with expert AI, ML and HPC operational support. The platform represents a key point of differentiation for us versus other domestic peers, providing leading platform capability spanning the complete AI infrastructure stack.

SharonAI Studio delivers end-to-end AI development and deployment capabilities through a unified interface, including:

Unified Development Environment: Interactive development frameworks (Jupyter, RStudio), multiple programming languages (Python, R, Julia);

Pre-configured AI Frameworks: CUDA, TensorRT, cuDNN, PyTorch, TensorFlow, ONNX which are required to efficiently build, train, optimize and run advanced AI workloads;

Specialized Capabilities: Inference optimization, LLM deployment, neural inference models, fine tuning frameworks;

Bare Metal, Virtual Machines, Containers, and Kubernetes: Full range of deployment options from bare metal GPU servers to containerized Kubernetes clusters;

Expert Support: Access to SharonAI’s AI systems administrators and cloud infrastructure engineers; and

NVIDIA AI Enterprise Software Stack: Deep integration with NVIDIA’s proprietary AI platform providing enterprise grade security and tooling.

SharonAI Studio has a deep integration of proprietary and partner features on a number of releases, such as the Megaport AI Exchange, enabling easier customer interaction with the platform and driving anticipated sales velocity. The platform enables customers to focus on AI outcomes rather than management of infrastructure complexity.

Cloud Storage Solutions

We provide highly scalable and cost-effective cloud storage designed for large scale AI and HPC datasets. Services include:

S3 Compatible Cloud Storage: High-capacity object storage with S3 API compatibility for seamless integration with existing workflows;

High Performance SSD Storage: Low latency storage optimized for training and inference workloads; and

Archive and Backup: Cost-effective long-term storage for historical data and compliance requirements.

Storage integrates with Our compute infrastructure through partnerships with leading storage providers including VAST, whose AI Operating System (InsightEngine) unifies storage, database, and runtime, bringing together all services needed to run AI pipelines at scale, including retrieval augmented generation capabilities. We are early to market in Australia with a locally hosted enterprise grade agentic AI and inference engine, courtesy of the partnership with VAST.

Target Customers

We target organizations undertaking advanced AI and HPC computing workloads, including enterprises, hyperscalers, government and research institutions. These customers operate at computational scales that demand deterministic performance, guaranteed uptime, sovereign data residency and the ability to scale rapidly. The SharonAI Cloud platform is engineered to meet these requirements through non-contended GPU resources and enterprise-grade orchestration tools to support mission-critical applications including complex AI training, real-time inference, scientific modelling and industry-specific analytics.

As we continue to broaden its commercial footprint, we are actively expanding relationships across a diverse set of potential customers. Its service offerings are designed to serve the full spectrum of AI users – from individual developers leveraging pre-configured ML environments, to enterprise and government customers that require secure, sovereign and production-ready GPU infrastructure.

The primary target customer segments are outlined below.

Types of Customers

Customer Type		Description	Use Cases
Enterprises	-	Corporations are integrating AI into their workflows and require scalable infrastructure for model training and inference	ML model training, inference, data analytics, generative AI applications

Hyperscalers	-	Large global cloud and internet platform companies that procure GPU and data center capacity in massive contiguous blocks to run and scale their own cloud services and AI workloads.	Building dedicated AI clusters, inference at scale, model serving

AI Labs	-	AI research firms dedicated to researching, developing and applying AI, and require scalable infrastructure for model training and inference	ML model training, inference, data analytics, generative AI applications

Research Institutes & Universities	-	Academic and scientific organizations conducting complex simulations and data-intensive research that depend on high-performance parallel processing capabilities	LLM development, model research, compute intensive proof of concepts

Governmental Authorities	-	Public sector bodies seeking sovereign cloud capabilities and secure infrastructure for sensitive computational tasks	High performance computing, climate modelling, genomics, scientific simulation

AI Start-ups and Developers	-	Early-stage companies and individual developers who need flexible, on-demand access to powerful GPU resources to build and test new applications without large capital outlays	Sovereign AI infrastructure, secure computing, defense applications

GPU Aggregators & Marketplaces	-	Platforms that aggregate GPU capacity from various providers to serve a broad user base. These customers provide SharonAI with immediate access to a wide demand pool	Immediate access to broad customer pools, spot and short-term market participants

Customer Value Proposition

We deliver a differentiated value proposition centered on high-performance accelerated compute, sovereign Australian infrastructure, a frictionless and developer-ready cloud experience, and enterprise-grade operational support. Together, these capabilities position the Company as a trusted GPUaaS provider for organizations seeking secure, scalable and high-throughput AI infrastructure.

Our customer value proposition:

-	High-performance compute: the Company’s GPU Supercluster, engineered to NVIDIA reference architecture provides advanced sovereign AI compute platforms, enabling large-scale training with high-bandwidth, low-latency interconnects. This is optimized for non-contended, dedicated GPU performance to enable mission-critical enterprise and research workloads;

-	Organizations sovereign proposition: sovereign data residency within NEXTDC Tier IV-certified data centers ensures physical security, interconnectivity and zero downtime. Our infrastructure is purpose-built for secure, compliant AI compute at scale for organizations that must adhere to strict Australian privacy laws;

-	Ease of use and speed: the SharonAI Cloud provides an API-first orchestration layer that enables customers to self-provision bare metal GPU nodes with minimal setup time. This dramatically reduces the time to train AI workloads. Pre-configured environments with popular frameworks in addition to NEXTDC’s AXON interconnection fabric provides fast, low-latency connectivity for customers looking to scale compute quickly; and

-	Specialized customer support capabilities: we provide customers with operational certainty, 100% uptime expectations and enterprise-grade support as they transition from experimentation to production, particularly in sectors requiring fine-grained permissions, strict compliance and specialized infrastructure guidance.

Customer Acquisition Strategy

We employ a multi-channel customer acquisition approach:

1.	NVIDIA Consumption Desk Referrals: NVIDIA actively refers customers with NCP capacity based on geographic requirements and workload fit;

2.	Cisco Channel Integration: Cisco’s ANZ enterprise sales team are intended sell SharonAI powered cloud services into the enterprise customer base by leveraging Cisco’s products and technologies, with strength in government contracts;

3.	Lenovo Partnership: Lenovo’s technical teams and sales organization support customer development;

4.	Direct Enterprise Sales: Our sales team targeting hyperscalers, large enterprises, government and AI labs alike; and

5.	Research & Education Partnerships: Academic partnerships provide reference customers and ecosystem credibility.

Compute Infrastructure

We work closely with NVIDIA to ensure compute infrastructure meets their stringent NVIDIA Cloud Partner reference architecture. This architectural design delivers maximum throughput and minimum latency across the entire cluster, ensuring no bottlenecks across compute, storage or network IO.

Critical AI, ML and HPC tasks rely on end-to-end latency and throughput guarantees. NVIDIA’s reference architecture ensures that valuable GPU compute time is not wasted over the course of large, complex workloads, particularly where large data transfers would typically slow down traditional cloud or enterprise networks.

NVIDIA’s non-blocking leaf and spine network design is architected specifically for the desired cluster size, and is delivered in entirety as the first step of a cluster build. This ensures that growth of the cluster from the first GPU to the last meet the required performance levels no matter what stage of the rollout, and compute resources are available as they come online without delay at maximum performance.

We collaborate with a number of GPU, technology and digital infrastructure providers to construct and deliver its compute infrastructure.

As a certified NCP, we are technically aligned with NVIDIA’s accelerated computing roadmap and is capable of deploying and operating high-performance GPU infrastructure at scale. We build our GPU cloud platform around NVIDIA’s latest generation of training and inference accelerators and leverages NVIDIA’s reference architectures to ensure optimal performance, efficiency and interoperability for enterprise and research customers.

Central to this partnership is the SharonAI Supercluster, a 1,016-GPU deployment built to NVIDIA reference architecture specifications and designed to support complex AI training workloads with high-bandwidth interconnects, low-latency communication and sovereign hosting requirements. This is co-located at NEXTDC’s M3 data center in Melbourne, Australia and currently features NVIDIA H200 GPUs interconnected with NVIDIA Quantum-2 InfiniBand networking for high-speed, low-latency performance required for large-scale model training and inference. The balance of this cluster is expected to consist of NVIDIA B200 GPUs expected to come online in the first half of 2026.

By utilizing NVIDIA-accelerated platforms and software frameworks, We integrate pre-configured ML environments, orchestration tooling and enterprise-grade APIs into its cloud, reducing time-to-deployment for customers and ensuring compatibility with the rapidly evolving NVIDIA AI software stack. This strategic alignment is designed to allow us to scale its GPU cloud footprint quickly and reliably, providing customers with the performance and flexibility required to operationalize generative AI pipelines, HPC applications and other latency-sensitive workloads.

We are also deploying a 1,024-unit NVIDIA B300 GPU cluster which will be located at NEXTDC’s S3 data center and expected to be coming online in the first half of 2026. This cluster is also built in partnership with Cisco and is expected to be Australia’s first Cisco Secure AI Factory.

GPU-as-a-Service Architecture

We operate a focused GPU-as-a-Service platform spanning the core layers of the AI infrastructure stack required to deliver compute capacity to end customers.

Unlike traditional hyperscalers that typically offer broad Infrastructure-as-a-Service (‘IaaS’) with AI as one component, Neoclouds like SharonAI are purpose built from inception for high density, low latency GPU compute. This specialization manifests in:

Reference Architecture Deployment: Building to NVIDIA’s proprietary specifications for optimal performance;

Thermal Design Optimization: Advanced cooling solutions (liquid to chip) supporting high density GPU clusters;

Network Architecture: Spine and leaf network topology with high bandwidth, low latency interconnects optimized for distributed training; and

AI Centric Software Stack: Orchestration layers, inference engines, and developer tools designed specifically for AI/ML workloads.

Hardware & Infrastructure Layer

We acquire, configures, and deploys specialized GPU and CPU hardware optimized for AI and HPC workloads. We partner with leading colocation and data center providers (for example NEXTDC, GreenSquare and DigiCo) to gain access to power, space, and network infrastructure. We currently operate 411 GPUs housed in 51 servers with over 59 petabytes of storage capacity across co-location data centers in Australia. This operational fleet is distinct from the larger, future deployment of B-Series and GB-Series NVIDIA GPUs outlined below which is expected to take the total number of GPUs by the Company deployed to approximately 2,435, which is almost 6 times the amount of GPUs since the second half of 2025.

SharonAI’s – Infrastructure Platform

At December 31, 2025, we had 411 GPUs deployed and generating revenue, with this operational fleet being distinct for the larger, future deployment of B-Series and GB-Series NVIDIA GPUs outlined below.

Existing GPU Fleet

GPU Model	Quantity Deployed	Release Year
NVIDIA A40	43	2020
NVIDIA L40	192	2022
NVIDIA H100	160	2022
NVIDIA H200 (SXM)	16	2024
Total	411

From the proceeds raised under the December 2025 Pre-IPO Convertible Note offering, we purchased the following GPU fleet:

GPU’s to be Deployed

GPU Model	Quantity	Release Year	Expected Delivery
NVIDIA B200	1,000	2024	1H 2026
NVIDIA B300	1,024	2025	1H 2026
Total	2,024

The NVIDIA GPUs are expected to be deployed as contiguous ‘Superclusters’ using the over 54MWs of available capacity secured by us across their Colocation Data Center portfolio in Australia.

Summary of GPUs and CPUs used in our platform

Model	Description	Key Features	Release Year	Image
NVIDIA L40s	- The NVIDIA L40s GPU provides high-performance visual computing capabilities within data center environments, facilitating the execution of diverse and demanding computational workloads. - Utilizing the NVIDIA Ada Lovelace architecture, the L40s is engineered to support a broad spectrum of applications, including 3D design, complex simulation, AI-enhanced graphics, and advanced data science.	- Built on the NVIDIA Ada Lovelace architecture - Delivers up to 1,466 TOPS (FP8 Tensore Core, with sparsity) - 48 gigabytes (“GB”) of GDDR6 memory - Use cases include generative AI, LLM inference, LLM fine-tuning and small-model training, NVIDIA omniverse enterprise, rendering, 3D graphics, streamlining, and video content	2022

NVIDIA A40	- The NVIDIA A40 is a high-performance data center GPU engineered on the NVIDIA Ampere architecture, integrating RT Cores, Tensor Cores, and CUDA Cores. - The unit features 48 GB of graphics memory, designed to facilitate the execution of complex visual computing and data-intensive workloads. - The hardware incorporates advanced NVIDIA RTX technology, providing professionals with the capacity for high-fidelity visualization and industrial innovation.	- Built on the NVIDIA Ampere architecture - 48GB of GDDR6 memory - Up to 299.4 TFLOPS (FP16 Tensor Core) - Used for virtual workstations, 3D rendering, AI training, data science, visual computing	2020
NVIDIA H100	- Engineered on the NVIDIA Hopper architecture, the H100 NVL is specifically optimized to facilitate the high-density computational scaling required for LLM’s and advanced artificial intelligence applications. - The hardware provides up to a 30-fold increase in AI inference performance compared to prior-generation architectures.	- Built on the NVIDIA Hopper architecture - Features 94GB of HBM3 memory - Up to 3,341 TFLOPS FP8 performance - Used for LLM inference, AI training, HPC, scientific computing	2022	-
NVIDIA H200	- The NVIDIA H200 features a significant onboard memory capacity of 141 GB, providing the hardware foundation necessary to store and process the vast data sets required for modern digital operations - The hardware is specifically engineered for professional AI and HPC environments, supporting reduced energy consumption and improved infrastructure sustainability.	- Built on NVIDIA Hopper architecture - 141GB of HBM3e memory - Up to 4 PetaFLOPs of FP8 performance - Used for AI inference, LLMs, scientific computing, HPC workloads	2024	-
AMD MI300X	- Engineered on the AMD CDNA 3 architecture, the AMD MI300X is designed to facilitate the high-density computational requirements of generative AI, LLM’s and HPC workloads. - Each unit features an onboard memory capacity of 192 GB, providing the hardware foundation necessary to process expansive datasets within a single accelerator environment while supporting optimized total cost of ownership for enterprise-grade AI deployments.	- Built on next-gen AMD CDNA 3 architecture - 192GB of HBM3 memory - Used for AI / ML training, generative AI, large language models, HPC	2023	-

NVIDIA B200	- Engineered on the NVIDIA Blackwell architecture, the B200 GPU incorporates 180 GB of HBM3e memory and advanced fifth generation Tensor Cores to facilitate large-scale artificial intelligence training, scientific simulations, and complex ML tasks. - The unit is designed for deployment within enterprise GPU clusters and AI infrastructure, providing the computational density required for high-speed AI inference and compute-intensive industrial applications.	- Built on next generation NVIDIA Blackwell architecture ‘Base GPU’ - 180GB of HBM3e memory - Delivers up to 9 PetaFLOPs of FP8 performance - Engineered for demanding AI training and inference workloads	2024
NVIDIA B300

-      The NVIDIA B300 is a next-generation data center GPU in the Blackwell Ultra series, engineered to accelerate demanding AI and large-scale compute workloads.

-      It features an expanded 288GB high-capacity HBM3e memory configuration and enhanced architecture optimized for AI inference and training at large scale. The B300 is designed for deployment in enterprise GPU clusters and hyperscale AI infrastructure.

-      Built on next generation NVIDIA Blackwell architecture ‘High-Spec GPU’

-      288GB of HBM3e memory

-      Delivers up to 72 PetaFLOPs of FP8 performance

-      Engineered for extreme-scale AI inference and reasoning

			- 2025
NVIDIA GB300 (Anticipated)	- Engineered on the NVIDIA Blackwell Ultra architecture, the GB300 utilise a dual-reticle design incorporating over 20,000 CUDA and Tensor cores and 288 GB of HBM3e memory to facilitate high-capacity AI training and inference workloads - The hardware delivers a peak memory bandwidth of approximately 8 TB/s and achieves up to a 50% increase in performance compared to the predecessor GB200.	- Built on next generation NVIDIA Blackwell architecture Super Chip - System-level “AI Factory” deployments	2025

Network & Connectivity Layer

Network architecture is engineered to NVIDIA reference design specifications to ensure optimal performance of GPU clusters. The Company collaborates with NVIDIA, Cisco and Lenovo on network spine and leaf architecture design to maximize cluster efficiency and maintain low latency interconnects capable of supporting distributed training across thousands of GPUs.

Secure external access into the GPU clusters is handled by our orchestration and customer portal. Customers are identified by their chosen enterprise single sign-on (SSO) offering, and strict network isolation, multi tenancy controls and encrypted communications ensure connectivity is seamlessly secure.

Software & Orchestration Layer

Our orchestration and automation platform allow customers to deploy GPU compute autonomously and at scale. It provides us with the foundation for repeatable onboarding of enterprise customers, offering scaling up or down with guaranteed, non-contended resources and migration of workloads from simulation into production.

Proprietary inference engine and orchestration platform allow customers to consume AI capabilities via tokens or models, abstracted from the underlying GPU technology. This design enables:

●	Interoperability across different GPU types and design architectures (i.e. NVIDIA, AMD)
●	Ease of integration or migration of customer workloads from on-prem or cloud offerings into Sharon AI
●	Extension of asset useful life through inference optimization, enabling older generation GPUs to remain economically viable for inference workloads even as newer chips are used to optimize training workloads.
●	Customer focus on AI outcomes (tokens, models, inference calls) rather than infrastructure management

Customer Access & Services Layer

Multiple customer access models including bare metal GPU servers, virtual servers, containers, and managed Kubernetes, as well as a host of preconfigured applications, environments, blueprints and tools.  Customers may choose from either a simple “one-click deploy” interface or opt to use APIs to completely automate and rapidly scale up their utilisation easily.

Combined with expert AI/ML/HPC operational support and technical expertise through Sharon AI Studio platform, a simple to use and evolving set of tools means customers can take their AI journey from early research and development through to mature production workloads across any inference or training requirement.

Integrated into the platform and secured by enterprise SSO is a documentation portal and service desk system, allowing customers to consult best-practice guides or reach out directly to our technical support staff for further assistance.

Funding for Compute Infrastructure

Our growth and investment in future GPU hardware acquisition and infrastructure development requires substantial capital. To fund this expansion strategy necessitates significant capital, the Company is pursuing a diversified financing strategy aimed at aligning hardware procurement with confirmed customer demand.

We intend to utilize a range of funding sources, including:

●	Customer prepayments;

●	Revenue share agreements;

●	Traditional debt facilities;

●	Equipment financing; and

●	Proceeds raised from the sale of equity and/or debt securities.

Our capital deployment model is designed to mitigate upfront cash requirements by utilizing customer commitments to partially fund hardware procurement where possible. The objective of this approach is to enhance capital efficiency and shorten the payback period for individual deployments.

Data Center Partnerships

We have agreements with data center operators to host our AI cloud platform. Our current operational footprint is in high-density, Tier III and IV facilities with NEXTDC, DigiCo and GreenSquareDC., which support sovereign AI requirements and next-generation hardware deployments, and which offers industry-leading uptime, power density and interconnection.

This model is designed to enable us to focus on scaling core neocloud services rapidly without the capital intensity and long lead times which are typically associated with building large-scale data centers.

The data center agreements are long dated in nature and ensure that we have the energy and data center capacity to materially expand its GPU fleet and cloud offering to its customers.

NEXTDC

NEXTDC is Australia’s leading independent data center operator, listed on the ASX with a market capitalization of approximately A$8 billion (at 18 January 2026). NEXTDC is an operator of Tier III and Tier IV data centers across the Asia-Pacific region, providing high-density infrastructure engineered for resilience, security, interconnection and 100% uptime across major cities. Its NVIDIA-certified ‘AI Factory’ facilities make NEXTDC a foundational enabler for sovereign AI compute, offering the high-power, liquid-cooled, ultra-low-latency environments required by advanced GPU clouds to deploy Superclusters and serve mission-critical enterprise and government AI workloads.

NEXTDC is our largest, non-exclusive co-location provider with an expansion agreement in place for up to 40MW at its M2 facility in Melbourne, and 10.75MW at its S6 facility in Sydney. NEXTDC’s M3 facility currently hosts Sour NVIDIA B200, H200 and L40s GPU’s, and combined with the M2, S3 and S6 capacity is also engineered to accommodate the thermal and power loads of our future expected GPU deployments with capacity for 20,000+ NVIDIA B200/B300/GB300 GPUs.

We have agreed to lease up to 54MW of capacity from NEXTDC, comprised of the following:

-	Current Operations: 1.6MW already operational and ready for deployment at NEXTDC M3 Melbourne, hosting the SharonAI Supercluster with more than 500 NVIDIA B200 GPUs;

-	Approximately 13MWs of Distributed Capacity: Additional distributed capacity across Sydney and Melbourne NEXTDC facilities (S6, S3) for a mix of B200 and B300 GPU deployments, with flexibility for precinct deployments and single cluster customers; and

-	40MWs of Contiguous Capacity: Contiguous high-density deployment at NEXTDC’s M2 Melbourne facility, designed for NVIDIA B300 and GB300 reference architecture with liquid to chip cooling, targeting 4 x 10MW halls capable of supporting latest generation GPU deployments.

Other Data Center Operators

DigiCo

DigiCo Infrastructure REIT (ASX: DGT) is a diversified owner, operator, and developer of data center infrastructure, listed on the Australian Securities Exchange and externally managed by HMC Capital. The REIT maintains a portfolio of 13 data centers across key Australian markets — including Sydney, Brisbane, Adelaide, and Townsville — as well as North American locations in Dallas, Kansas City, Chicago, and Los Angeles.

GreenSquareDC

GreenSquareDC (GSDC) is an Australian owner, developer, and operator of large-scale sustainable data centers, focused on delivering high-density, energy-efficient infrastructure optimized for AI, cloud, and hyperscale workloads. The company is backed by Partners Group, with GreenSquareDC’s flagship facility is the SYD1 campus (also known as SYDGPU1), a brownfield redevelopment located in Sydney’s Norwest Business Park, designed to deliver up to 110MW of capacity upon full build-out. The facility supports high-density, liquid-cooled configurations.

Revenue Model

Target Customer Contract Framework

We generate revenue from fees paid by customers for access to its AI and HPC platform. Pricing is determined by the hardware resources allocated, including GPUs, CPU capacity, high-performance storage and interconnect bandwidth, as well as the customer’s selected consumption model. The Company offers both usage-based, on-demand services and term-based ‘take-or-pay’ contracts, allowing customers to procure compute through either elastic consumption or contracted capacity commitments. This structure reflects the operational characteristics of the SharonAI Cloud, a platform that provides self-provisioned bare-metal GPU servers, virtualized compute environments, and containerized workloads with non-contended performance and pre-configured AI frameworks.

Historically, revenue has been derived largely from usage-based, on-demand workloads, including customers accessed through marketplace aggregators, as the Company optimized and performance validated its infrastructure. During this phase, We deployed earlier-generation NVIDIA GPUs to demonstrate performance consistency under NVIDIA reference architectures as it sought admission to the NCP partner program. These early deployments enabled us to validate cluster stability, software orchestration, and workload isolation while building a track record with enterprise AI and research users.

As we prepares for scaled commercial operations, we have shifted its primary commercial contracting framework toward term-based offtake agreements on a ‘take or pay’ basis, which aligns customer commitments directly with the capital required to procure and deploy GPU capacity. This structure supports predictable, multi-year revenue and aligns infrastructure investment with visible demand. It also enables SharonAI to expand its GPU fleet, including next-generation NVIDIA H100 and planned H200, B200, B300 GPUs, as well as large-scale deployments such as its 1,016-GPU Supercluster at NEXTDC, while managing working capital requirements.

A key advantage of this term contract model is it leverages customer prepayments where available, to de-risk our procurement strategy. In an environment where high-density GPUs are supply-constrained, contracted customer offtake agreements provide the financial assurance necessary to secure GPUs at scale and to support underwriting of significant debt facilities, with the ‘take or pay’ structure providing minimum levels of revenues. For customers, term agreements ensure guaranteed access to scarce GPU capacity, dedicated infrastructure without performance degradation, sovereign hosting within Tier III or IV Australian data centers and accelerated deployment timelines compared to self-deployment. These capabilities are increasingly critical for organizations training LLMs, executing inference at scale or operating regulated workloads.

The typical contract lifecycle is described:

Illustrative Customer Contract Lifecyle

Contract Signing and Prepayment (Month 1): Upon execution of a term contract, the customer provides an initial prepayment or deposit. This financial commitment allows us to submit a purchase order for the specific GPU and network infrastructure required to service the contract. We target 10% to 20% of contract value in the form of a customer prepayment;

Procurement and Installation (Months 1-4): The hardware is typically delivered within approximately two to three months of the contract signing. Final payment for the equipment is made upon delivery, and the infrastructure is installed and configured over the subsequent two-to-four weeks;

Operational Phase and Revenue Recognition (Months 5-60): Once the infrastructure is operational (typically beginning in the fifth month), the Company generates monthly revenue for the duration of the contract term (e.g., 36 to 60 months). The customer makes corresponding monthly payments for the reserved capacity with the ‘take or pay’ provision ensuring 100% utilization rate recognition once fully deployed;

Post Contract Lifecycle (Years 3-6): The useful economic life of the GPU and network infrastructure is expected to extend for two or more years beyond the initial contract term to approximately 6 years. Upon the conclusion of the initial contract, the Company has multiple options to continue monetizing the fully-paid hardware including:

○	Re-contracting to same or new customer under subsequent multi-year agreement at potentially lower rates to reflect the age of the depreciated asset;
○	Capacity sold on spot or on-demand market through GPU aggregator platforms, capturing higher hourly rates for variable demand customers; or Older generation GPUs redeployed through our inference engine for token-based consumption.

Our software layer is a key differentiator with respect to extending the useful life of our GPU fleet post this initial contract lifecycle, with our inference engine enables token-based consumption abstracted from underlying GPU hardware (i.e. interoperability), supporting asset redeployment as technology evolves.

Strategic Partnerships

We have partnered with global leaders in AI and digital infrastructure, including NVIDIA, NEXTDC, Cisco, WWT, Lenovo, VAST and Megaport to ensure successful best practice and on time delivery of SharonAI’s products and services.

Strategic Delivery Partners

Partner		Nature of the Partnership
	- -	NVIDIA is a manufacturer of the Company’s GPUs and is a key operational partner under NVIDIA’s NCP program. NVIDIA is a strategic shareholder in SharonAI.

	-	NEXTDC serves as the Company’s primary co-location data center provider, hosting the our hardware infrastructure.

- -

Cisco provides the Company with AI-ready networking infrastructure, including access to Cisco Nexus HyperFabric AI and NVIDIA Spectrum-X-aligned architectures.

Digital Alpha, a digital infrastructure investment firm with an exclusive technology partnership with Cisco is our strategic shareholder.

	-	WWT is a global technology solutions provider and a primary architect of the physical and networking infrastructure required for generative AI.

	-	Lenovo provides access to hardware procurement and lifecycle services as part of the TruScale program. This is through a financing facility to fund GPU hardware acquisition.

	-	VAST provides us with access to its InsightEngine and underlying VAST AI Operating System.

	-	Megaport provides us with access to its network, including over 1,000 data centers across 26 countries, to build secure private links between our workloads and their own locations.

NVIDIA

NVIDIA is the world leader in accelerated computing, having pioneered the GPU and built a full-stack computing platform that spans chips, systems, software, and services. Listed on the NASDAQ with a market capitalization of US$4.5 trillion (as of January 18 2026), its technologies power the global AI ecosystem that underpin the world’s AI factories.

For us, NVIDIA is a manufacturer of its GPUs, key operational and industry partner and also a strategic referral source, which reflecting the ongoing collaboration between the two companies.

GPU hardware

We are deploying several of NVIDIA’s GPUs (L40, A40, H100, H200, B200, B300, GB300) which are purpose-built for AI and HPC applications. We also deploys NVIDIA’s AI Enterprise software library of LLM’s, tools, and resources, which is designed to streamline the development and deployment of generative AI applications. Our proprietary orchestration platform complements this by automating the management of compute workloads and storage across the Company’s infrastructure.

The Company as a NVIDIA Cloud Partner

In December 2024, we were appointed as an NCP. We are one of three NCPs currently operating in Australia, part of a global network of partners. The NCP program comprises a network of partners authorized to offer certified hosted hardware and software solutions utilizing NVIDIA products in a cloud or managed services model. To maintain NCP status, We and other neoclouds are required to demonstrate the capability to build to NVIDIA’s reference designs and deploy proprietary architectures benchmarked for performance.

NVIDIA manages the total number of NCPs globally to ensure quality control and adherence to reference architecture standards. This rigorous certification process creates a barrier to entry for potential competitors. This status was granted following NVIDIA’s assessment of our position as a specialized provider of GPU compute in the Australian public cloud environment.

The NCP designation provides us with three key operational advantages:

●	Accessibility: we receive access to NVIDIA’s product roadmap, facilitating the evaluation and deployment of emerging GPU technologies;

●	Tailored Network Infrastructure: our engineering team collaborates with NVIDIA to align its proprietary orchestration software and physical infrastructure with NVIDIA’s technical specifications; and

●	Validation (Implicit and Explicit): The NCP designation indicates to enterprise customers that our platform performance meets NVIDIA’s standards for performance, reliability, and security in deploying AI workloads.

This translates into specific operational benefits, including:

●	Forecasting Integration: Visibility into NVIDIA’s 12-to-18-month rolling supply chain forecast, facilitating improved infrastructure planning and allocation decisions;

●	Preferential GPU Access: Facilitated access to new GPU generations, including the B200 and B300 processors based on NVIDIA’s Blackwell architecture, which is optimized for AI workloads;

●	Customer Referrals: Access to the NVIDIA consumption desk, a mechanism through which NVIDIA refers qualified customers to partners with available capacity;

●	Technical Support: Ongoing support to ensure deployment aligns with NVIDIA’s reference architecture, including specific requirements regarding file systems, storage, networking, and cooling solutions; and

●	OEM Relationships: Facilitated engagement with OEMs such as Cisco, Lenovo, Dell, and Super Micro to support server procurement and integration. Leveraging its arrangements with NVIDIA and NEXTDC, We have commenced the deployment of a GPU cluster connected via InfiniBand and based on the NVIDIA Reference Architecture. This cluster is designed to support HPC and AI workloads.

NEXTDC

NEXTDC is a leading operator of Tier III and Tier IV data centers across the Asia-Pacific, providing high-density infrastructure engineered for resilience, security, interconnection and 100% uptime across major cities. Its NVIDIA-certified ‘AI Factory’ facilities make NEXTDC a foundational enabler for sovereign AI compute, offering the high-power, liquid-cooled, ultra-low-latency environments required by advanced GPU clouds to deploy Superclusters and serve mission-critical enterprise and government AI workloads.

NEXTDC is our primary, non-exclusive host with an agreement of up to 52MW at sites located across Melbourne and Sydney. Under this arrangement, NEXTDC hosts our hardware infrastructure and provides critical operational support, including network connectivity, cooling systems, and access to electricity at wholesale commercial rates.

We consider access to large-scale data center capacity to be a key strategic competitive advantage. We have secured access to up to 54MW of capacity within NEXTDC’s facilities. This capacity is intended to be deployed as follows:

M2 (40MW): A single contiguous load deployment consisting of 4 x 10MW halls utilizing the NVIDIA B300 and GB300 reference architecture;

M3 (2MW): Supercluster of 125 servers, comprising a total of 1,000 NVIDIA B200 GPUs;

S6 (10.75MW): A planned distributed deployment of NVIDIA B300 and potentially NVIDIA GB300 clusters; and

S3 (2MW): A planned single NVIDIA B300 cluster.

The NEXTDC partnership provides us with access to:

Tier IV Data Center Infrastructure: World class facilities with industry leading Power Usage Effectiveness (‘PUE’) of 1.10 to 1.5, meaning that approximately 10% to 50% of power is used for cooling/auxiliary, whilst approximately 72% to 90% of power goes directly to compute, lowering operating costs and providing us with a strong competitive advantage as its pays significantly less for electricity, which is typically one of the largest operating expenses for a neocloud provider;

DTA Certified Strategic Sites: Australian Federal Government Digital Transformation Agency certification for sovereign government workloads;

Global Connectivity: Low latency subsea cable network providing connectivity to Singapore (81ms), Hong Kong (130ms), US West (165ms), and Europe (265ms); and

Proven Hyperscale Support: Track record supporting major cloud providers with mission critical infrastructure.

The Company is currently in discussions with NEXTDC regarding potential future partnerships, including the option to participate in NEXTDC’s publicly disclosed development pipeline which targets 3GW+ of capacity by 2028 (NEXTDC Limited, FY25 Full Year Results Presentation (ASX Announcement, 28 August 2025), page 34 https://www.nextdc.com/investor-center/). NEXTDC is an important relationship for the Company, and the Company has additionally established strong relationships with other data center operators.

Cisco

Cisco is a global technology leader that supplies networking hardware, software, telecoms equipment, and security and collaboration solutions to enterprises, service providers and data center environments. Listed on the NASDAQ with a market capitalizations of US$297 billion (as at 18 January 2026), its unified architecture for AI makes Cisco a foundational infrastructure partner for AI providers as it delivers the high-bandwidth, low-latency, and resilient interconnect fabric required to support modern GPU clusters and AI workloads.

We are a strategic partner of Cisco. Digital Alpha, a digital infrastructure investment firm focused on building premium digital platforms through an exclusive technology partnership with Cisco, also became one of our investors in December 2025/January 2026.

The objective of this three-way partnership is to combine our AI capabilities with Cisco’s market reach to generate revenue opportunities across the enterprise and government sectors.

Under the terms of the partnership, the parties have agreed to collaborate on the following initiatives:

Technical Guidance: Cisco will provide insights and guidance on architecting and deploying enterprise-grade cloud and AI solutions.

Pipeline Targets: We intend to build a sales pipeline leveraging Cisco’s products and technologies.

Market Access: Cisco will support our go-to-market strategy, facilitating engagement with large-scale enterprise and government customers.

In addition to the collaboration, we are a member of the Cisco 360 Partner Program. This designation authorizes us to build, sell, and manage integrated Cisco solutions.

The program includes a performance-based incentive structure. Subject to meeting specific eligibility criteria, we are entitled to receive a fixed percentage rebate calculated on the revenue generated from the sale of eligible Cisco solutions. This structure is designed to align the Company’s incentives with the adoption of Cisco’s network technologies.

WWT

WWT is a global technology solutions provider that offers consulting, supply chain and IT services in areas like AI, Security and Data in over 60 locations globally and is one of the largest private companies in the US. WWT is a primary architect of the physical and networking infrastructure required for generative AI and helps clients and partners conceptualize, test and validate innovative technology solutions for business outcomes and then deploys them at scale through its global warehousing, distribution and integration capabilities.

In January 2026, we signed an agreement for WWT to be an important delivery partner for execution of its AI Cloud Services.

Lenovo

Lenovo is a Hong-Kong-based multinational corporation that designs, builds, and delivers a broad portfolio of hardware, technology and infrastructure solutions across client, edge, cloud, network and intelligence segments. Listed on the HKSE at a market cap of HK$100 billion (as at January 18 2026), its expanding Infrastructure Solutions Group provides GPU-dense servers and data-center platforms such as Lenovo TruScale.

Lenovo has been a primary supplier of compute and storage equipment for us via our subsidiary Distributed Storage Solutions since 2021. We are also a participant of the Lenovo TruScale program, a strategic engagement that provides access to hardware procurement and lifecycle services.

Through the TruScale program, the Company has established a financing facility to fund GPU hardware acquisitions. This facility is structured to reduce upfront capital expenditure and improve working capital efficiency by matching payment obligations with the asset’s useful life.

Utilizing this facility, we have executed an agreement to acquire 125 servers, comprising a total of 1,000 NVIDIA B200 GPUs. This hardware is slated for the Company’s next cluster deployment in NEXTDC’s M3 facility in the first half of 2026.

We consider this to be a key enabler of our growth strategy, allowing compute equipment to scale rapidly in alignment with the availability of data center capacity and customer demand.

VAST

VAST is a New York headquartered, privately held technology company that provides an AI-focused data infrastructure platform. Built around its AI Operating System, VAST consolidates high-performance storage, data management, and compute orchestration into a single coherent architecture to meet the demands of large-scale AI and deep-learning workloads.

We have established a relationship with VAST to integrate its AI Operating System to serve enterprise and government customers with inference at any scale. Our technology will be able to leverage VAST’s InsightEngine, an end-to-end ingestion, embedding, indexing and retrieval system that lets organizations continuously ingest structured, unstructured and streaming data in real time, feeding inference systems by delivering low-latency search for workflows at scale.

This collaboration will allow our customers to ingest, process and analyze massive volumes of throughput with low-latency inference to assist organizations in moving from AI experimentation to production with repeatable, enterprise-grade workflows.

Megaport

Megaport is a leading Australian global Network-as-a-Service (‘NaaS’) provider listed on the ASX with a market capitalization of approximately A$2.2 billion (as at January 18 2026). Megaport’s NaaS underpins the connectivity layer of the AI ecosystem by enabling fast, private and scalable links between data centers, GPU cloud providers and major hyperscale clouds. Through its software-defined networking platform, Megaport offers on-demand, high-performance connectivity across data centers globally, supporting low-latency AI workloads and multi-cloud architectures for enterprises. Its infrastructure plays a critical role as AI deployments increasingly require rapid data movement between GPUaaS platforms, cloud storage, and distributed compute environments.

In October 2025, we agreed to a collaboration with Megaport under a reseller arrangement to enhance its go-to-market strategy. This arrangement enables Megaport’s enterprise, government and research customers in over 1,000 data centers across 26 countries to privately connect to the SharonAI Cloud.

This collaboration allows our customers to utilize connectivity options including Amazon’s AWS Direct Connect, Microsoft’s Azure ExpressRoute and Australia’s own AARNet to reduce costs and increase reliability to enterprise, academic and AI workloads. Customers can also directly utilize Megaport’s expansive network to build secure private links between our workloads and their own locations, which can be used for expanding global connectivity or ensuring domestic sovereignty and data security for compliance and legal requirements.

Growth Strategy

Dependencies Underpinning Demand for Our Products and Services

The Company’s success will be determined by four critical dependencies that define the AI/HPC infrastructure ecosystem which will generate strong demand for our solutions into the future:

Pillar 1 – Demand for GPU computing;

Pillar 2 – Access to the supply of chips;

Pillar 3 – Access to data center capacity and the supply of power; and

Pillar 4 – Our proprietary cloud platform.

These pillars position us to capture substantial value from the exponential growth in AI computing workloads globally.

Key Pillars Underpinning Our Growth

Feature	Detail
Pillar 1: Demand for GPU Computing	-	The demand for GPU compute capacity is experiencing a significant structural surge. This rapid acceleration is driven by the adoption of Generative AI, large language models, and advanced machine learning being increasingly integrated into workloads across a wide range of customer segments, including enterprise and government.

	-	NVIDIA noted in their Q3 November 2025 result that its GPU installed base of new and previous generations are fully utilized as demand for AI infrastructure continues to exceed expectations, with compute growing 56% year-on-year. Supply of GPUs globally is currently backlogged, as NVIDIA has announced its cloud GPUs, including the Blackwell series, are sold out, with massive orders booked through 2026.

	-	As demand for GPU compute continues to accelerate across training and inference to outstrip supply, neoclouds are meeting an unmet need by providing unmet GPU-as-a-Service. Neocloud revenue is expected to grow at a compound annual growth rate (CAGR) of 23% over the next six years from 2024 to 2030.

Pillar 2: Supply of Chips	-	We are a NVIDIA Cloud Partner, which provides it with preferential access to NVIDIA’s GPUs. This includes new generations of chips such as the B200 and B300 processors based on NVIDIA’s Blackwell architecture, which are optimized for AI workloads.

	-	NVIDIA manages the total number of NCPs globally to ensure quality control and adherence to reference architecture standards in GPU construction. The rigorous certification process required to be inducted as a NCP restricts the supply of neocloud distribution channels and provides us with the benefit of barriers to entry.

Pillar 3: Data Center Capacity & Access to Power	-	Power capacity through its data center partnerships with top-tier facilities in Australia, which are critical to neocloud deployment especially for sovereign AI purposes. Currently, we partner with NEXTDC, GreenSquare and DigiCo to host its GPU Supercluster and GPU Fleets.

	-	Notably, we have entered into a strategic engagement with NEXTDC, Australia’s leading independent data center operator, to provide access to up to 54MW of capacity. This arrangement is designed to support our expansion pipeline through 2026.

	-	We retain the flexibility to enter into agreements with other data center operators. We are currently in negotiations with multiple parties to secure additional sources of power and co-location capacity to support future growth.

Pillar 4: SharonAI’s Proprietary Platform	-	SharonAI’s AI Cloud platform for orchestration and automation is engineered to extract higher efficiency and performance from advanced GPU infrastructure than traditional cloud environments. The platform integrates dedicated, non-contended GPU orchestration, high-throughput data pipelines, and pre-configured AI frameworks to minimize idle time and compress deployment cycles. This allows deterministic performance so that customers can achieve more output per GPU and materially improve their total cost of computation.

	-	This proprietary approach creates a structural advantage that is difficult for competitors to replicate as it originates from our proprietary, integrated software stack and ecosystem alignment with key operating partners including NVIDIA, NEXTDC, Cisco, WWT, Lenovo, VAST and Megaport.

	-	This high performance platform which is more accessible for broader customer segments, such as enterprise and government organizations, will allow SharonAI to capture market share and value from the growth in computing workloads globally.

Approach to Capture Demand for Our Products and Services

Our growth strategy focuses on scaling its specialized HPC infrastructure to address the increasing demand for AI capabilities. The Company’s objective is to establish itself as a leading HPC and AI infrastructure providers by executing a strategy built on four key pillars:

1.	Rapid Capacity Expansion — Rapidly scale specialized AI and high-performance computing infrastructure by deploying advanced GPU clusters in strategic data center locations across Australia and Asia Pacific.;

2.	Securing Customer Demand — Establish long-term contracted revenue streams by partnering with enterprise, government, and hyperscale clients seeking sovereign and low-latency AI compute solutions across the region.;

3.	Capital-Efficient Deployment — Maximize return on invested capital by leveraging phased build-out strategies, and strategic co-location partnerships to reduce upfront expenditure and accelerate time to revenue.; and

4.	Technological Leadership — Maintain a competitive edge by integrating next-generation GPU architectures, advanced liquid cooling systems, and energy-efficient infrastructure to deliver best-in-class AI compute performance at scale.

We are undertaking a significant expansion of its compute capacity utilizing funds obtained in recent financings. This phase involves the development of a specialized AI supercluster utilizing advanced GPU architectures.

We intend to continue deploying next-generation chip clusters to meet evolving customer demand, with a focus on capturing high-value AI workloads.

The strategy is designed to sustain a competitive advantage through strategic partnerships and operational efficiency:

●	NCP Status: Our certified NCP status provides access to NVIDIA’s latest technologies, technical support, and go-to-market collaboration. In a supply-constrained environment, this relationship facilitates access to the hardware required to meet customer demand;

●	Infrastructure Efficiency: Relationships with leading data center operators provide access to facilities with favorable power and cooling cost structures. This contributes to a cost-efficient operating model; and

●	Continuous Innovation: We intend to maintain market leadership by continuously evaluating and deploying the next generation of AI accelerators, ensuring customers have access to high-performance infrastructure.

Intellectual Property

We rely on trademark and trade secret laws, as well as employee and third-party non-disclosure, confidentiality and other types of contractual arrangements to establish, maintain and enforce our intellectual property rights, including with respect to our proprietary rights related to our products.

As of the date of this report, we have the following trademark:

Trademark	Country	Date of registration	Registration No.
SharonAI	United States of America	September 16, 2025	7943687
SharonAI	Australia	April 3, 2025	2481068

We believe that the trademarks that we use in our business are important for building our brand image and brand recognition. Therefore, we will develop marketing strategies, including advertising and branding campaigns, accordingly.

Competition

The HPC/AI cloud industry is dynamic and global. Many of the industry participants are larger operators of facilities, with access to both large energy infrastructure and supply of the appropriate compute and storage equipment required to operate cloud platforms at scale. Some of the larger operators of cloud platforms are also developers or owners of data centers besides specialized data center operators.

We will compete with them directly for the acquisition of new compute and storage equipment, access to energy infrastructure and raising capital. Digital infrastructure providers, including us, also compete with more traditional industries, for example, when obtaining the lowest cost of electricity, or access to sites with reliable sources of power. Many digital infrastructure operators are not publicly operated, and therefore data is not readily available.

Public reporting companies operating cloud platforms and/or data centers used by cloud platforms include:

●	Bit Digital, Inc.

●	Hive Digital Technologies Ltd.

●	IREN Limited

●	Applied Digital Corporation

●	Core Scientific Inc

●	Hut 8 Corp.

●	BitDeer Technologies Group

●	DigitalOcean Holdings, Inc.

●	Nebius Group N.V.

●	Amazon.com Inc.

●	Alphabet Inc.

●	Microsoft Corp.

●	Coreweave, Inc.

Government Regulations and Environment

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, including those related to energy usage and energy efficiency requirements, privacy and data protection laws, AI, financial services laws, anti-bribery laws, sanctions, national security, import and export controls, anti-boycott, federal securities laws, and tax laws and regulations.

For example, governmental authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.

In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and future prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and future prospects.

Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with recently adopted and potential upcoming ESG requirements, including California legislation that requires various climate-related disclosures, the European Union’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive, and the United Kingdom’s Streamlined Energy and Carbon Reporting framework will require the dedication of significant time and resources. In addition, we may also be required to comply with the SEC’s comprehensive climate change disclosure rules, which have been stayed pending judicial review. Additionally, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential, or current investors may elect to invest with our competitors instead. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Employees

Our employees are critical to our success. As of March 18, 2026, we had 25 employees, board members, advisors and contractors based in Australia and the United States. We further rely on the extensive expertise of our external advisers, including legal, audit, financial and compliance consultants, who may be engaged on an hourly basis, or on a project basis.

The table below breaks down our full-time personnel by function as of March 18, 2026:

Function	Number of Employees	% of Total
Executive	6	20%
General Operations	24	80%
Total	30	100%

Corporate Information

We were incorporated in the state of Delaware on February 15, 2024 under the name SharonAI, and now includes the businesses of DSS, which is 99% owned and AAM (now SharonAI Pty Ltd) which is 100% owned, which date back to 2021. On December 17, 2025, we completed the Business Combination with Roth CH Acquisition Co, in accordance with the terms of the Business Combination Agreement dated January 28, 2025, as amended, by and among us, Roth CH Acquisition Co., and Roth CH Holdings, Inc., Roth CH Merger Sub, Inc. pursuant to which Roth CH Acquisition Co. merged with and into The Company with the Company as the surviving corporation (the “Domestication Merger”) and Merger Sub has merged with and into SharonAI with the SharonAI as the surviving corporation (the “Acquisition Merger” and collectively with the Domestication Merger the “Business Combination”).

Our principal executive offices are located at 745 Fifth Avenue, Suite 500 New York, NY 10151. Our contact email is info@sharonai.com, and our website is www.sharonai.com. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only.

Available Information

Our website address is www.sharonai.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. Before deciding whether to purchase any of our securities, investors should carefully consider the risks described below. Our business, financial condition, operating results and prospects are subject to the following material risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our Class A Ordinary Common Stock or value of other securities could decline, and our stockholders may lose all or part of their investment in our securities. If any of these risks actually occur, our business, financial condition, results of operations or cash flow could be adversely effected. This could cause the trading price our Class A Ordinary Common Stock or value of our other securities to decline, resulting in a loss of all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. Please also read carefully the section above entitled “Special Note Regarding Forward-Looking Statements.” References to “we,” “us,” or “our” in this section refer to the Company.

Risks Related to Our Business in General

We have a limited operating history and have incurred operating losses since our inception and anticipate that the Company will continue to incur losses in the foreseeable future, which could adversely impact our operations, strategy and financial performance.

During the short time we have operated we have incurred net losses. We expect to continue to incur losses for the near future, and these losses may increase as we pursue our growth strategy. With the expansion of our two main businesses, our HPC/AI cloud platform and the development of data center assets, no certainty exists that we will become profitable and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. The future expansion of our business likely requires substantial capital costs and expenses and there can be no assurance that subsequent operational objectives will be achieved. If we do not achieve our operational objectives, and if we do not generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We have an evolving business model and strategy.

We expect our business model and strategy to continue to evolve in the future. As artificial intelligence and high-performance computing become more widely available, and as the needs of data centers increase, we expect related services and products to evolve. In order to stay current with our industry, our business model will also need to evolve. Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. As a result, from time to time, we may modify aspects of our business model relating to our strategy. Our growth strategy includes exploring the expansion and diversification of our revenue sources into new markets. We cannot offer any assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within our industry or other markets we seek to expand into, and we may lose out on such opportunities. These efforts, including the introduction of new services or changes to existing services, may also result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new or changed services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including the levels of our net revenues, expenses, net loss and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history.

The results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the market price of the Company’s Class A Ordinary Common Stock. Factors that may cause fluctuations in our annual financial results include:

●	the amount and timing of operating expenses related to our new business operations and infrastructure; and

●	general economic, industry and market conditions.

We may be unable to raise additional capital needed to grow our business.

At least until our business strategy is implemented there may be a need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional funds through one or more equity financings, our stockholders may experience significant dilution of their ownership interests, and the per share value of the Company’s Class A Ordinary Common Stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

The cost of obtaining new and replacement compute and storage servers and ancillary equipment, parts and other data center related equipment has historically been capital-intensive and is likely to continue being capital-intensive, which could materially and adversely affect our business, financial condition, and results of operations.

Our operations require significant capital investment to purchase and maintain the property and equipment required to provide our services. Our operations can only be profitable if the costs, inclusive of hardware and electricity costs, associated with high-performance computing and data center operations are lower than the reward or fee for service received. Our business, financial condition, and results of operations are dependent on our ability to operate with greater revenue than costs. As the cost of obtaining new equipment increases, the cost of operating also increases. This requires a corresponding increase in the price of services for us to maintain profitability. We experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may acquire newer models of equipment to remain competitive in the market. Consequently, we will rely on capital markets, as sources of liquidity for capital requirements for growth. If we are unable to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions we would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Such market disruptions could include:

●	A significant economic downturn;

●	The financial distress of unrelated industry leaders in the same line of business;

●	Deterioration in capital market conditions;

●	Turmoil in the financial services industry;

●	Volatility in GPU prices;

●	Terrorist attacks;

●	Trade tariff or restrictions

●	War; and/or

●	Cyberattacks.

Our business has and is expected to continue to have significant customer concentration.

We generate a large portion of our revenue (around 82% in 2025) from a small number of customers (3 customers in 2025). There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our customers, our operating results could be materially adversely affected.

We expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in the financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our services, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

We are substantially dependent on NEXTDC as our primary data center provider, and any delay, disruption or failure by NEXTDC could materially impair our ability to deliver services and generate revenue.

We have secured up to 54MW of capacity through NEXTDC and rely on NEXTDC to host substantially all of our GPU infrastructure. If NEXTDC experiences construction delays, financial difficulties, power supply issues, or fails to deliver contracted capacity on schedule, we may be unable to deploy our GPU fleet, fulfill customer contracts, or generate anticipated revenue. Our revenue projections and growth strategy are materially dependent on NEXTDC delivering capacity on time and as contracted. Any failure or delay by NEXTDC could cause us to miss revenue guidance, breach customer agreements, and suffer reputational harm, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may fail to retain existing customers and attract new customers the results of which could have a material adverse effect on our business, financial condition and results of operations.

The success of SharonAI’s business and implementation of its growth strategy relies on its ability to retain existing customers and attract new customers. There is no guarantee that we will be able to enter into contracts with new customers on similar terms to its existing customers (including as to initial contract term and renewal mechanisms) or at all. An inability to attract new customers may have a materially adverse impact on our financial performance and cash flows. Additionally, we cannot guarantee that any existing or future customers will not terminate their arrangements with us during or at the end of their initial contract term or any subsequent term. There is a risk that customers may reduce or cease usage of our offerings or that they may not increase their usage, which would result in a reduction (or limited growth) in the revenue.

The Company cannot predict how or to what extent the demand for its products in the digital infrastructure market will develop going forward. If the Company fails to obtain the necessary equipment or fail to effectively utilize this equipment, or if the digital infrastructure market does not develop as the Company currently anticipates based on the expected growth of HPC/AI, the Company’s revenues, growth prospects, and financial condition could be materially and adversely affected.

The Company’s future growth strategy may also include the acquisition of patented technologies or businesses with complementary capabilities. Such acquisitions involve numerous risks, including: the inability to enter into or complete acquisition agreements; difficulties integrating operations, technology and personnel; failure to achieve anticipated synergies or financial benefits; challenges in maintaining effective controls, procedures and policies during integration; diversion of management attention; and limitations in due diligence that may result in unidentified legal, financial, tax or intellectual property risks. If the Company is unable to effectively manage these risks, its business, financial condition and results of operations could be materially adversely affected.

The lack of back-to-back contractual provisions with key suppliers could cause operational issues which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s customer and partner agreements do not consistently provide “back-to-back” protections aligned with its key supplier contracts, including arrangements with Lenovo and NEXTDC. Certain Lenovo Statements of Work permit Lenovo to terminate services if, in its sole opinion, a material adverse change occurs in the Company’s business, operations or financial condition. However, the Company’s customer agreements do not clearly provide corresponding termination or suspension rights in these circumstances.

As a result, the Company (or its subsidiaries as the contracting party under certain customer service agreements) may remain contractually liable to customers even if a key supplier terminates or suspends services. Any such circumstances could expose the Company to operational disruption, contractual liability or financial loss, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Our ability to meet customer demand for GPU compute services is dependent on the timely deployment of infrastructure, and we may be unable to fulfill customer commitments if deployment is delayed.

We have entered into, or are seeking to enter into, take-or-pay customer contracts that assume timely availability of GPU infrastructure. If hardware delivery is delayed, data center capacity is not available as scheduled, or technical commissioning takes longer than anticipated, we may be unable to meet our contractual obligations to customers. In such circumstances, we could face contractual liability, reputational damage, and loss of customers. Investors should not place undue reliance on our stated pipeline or contracted revenue as an indicator of near-term financial performance, as the conversion of pipeline to revenue is contingent on successful and timely infrastructure deployment.

Our public statements regarding our capacity to meet AI compute demand may not reflect the full extent of operational and infrastructure risks, which could expose us to securities litigation.

Companies in the AI infrastructure sector, including our competitors, have faced securities fraud class action lawsuits alleging that public statements overstated the ability to meet customer demand while concealing known infrastructure constraints. We make forward-looking statements regarding our capacity expansion, customer pipeline, and revenue potential. If actual results differ materially from these statements due to data center delays, hardware procurement issues, or customer contract failures, investors who purchased our securities in reliance on such statements may bring claims against us. Such litigation, even if ultimately unsuccessful, could be costly, divert management attention, and harm our reputation and stock price.

Revenue guidance and financial projections may be materially impacted by factors outside our control, including third-party data center construction timelines and GPU delivery schedules.

Our revenue projections assume that GPU hardware will be delivered, installed, and operational within anticipated timeframes, and that contracted data center capacity will be available as planned. These assumptions are subject to risks including supply chain disruptions, construction delays by third-party data center operators, and commissioning delays. As demonstrated by recent industry experience, even a single data center provider experiencing delays can cause a material reduction in revenue guidance. Our financial forecasts may prove inaccurate if any of these dependencies are not met on schedule, and any downward revision to guidance could cause a significant decline in the price of our securities.

Our concentration of data center infrastructure with a single primary provider creates significant operational and financial risk that may not be fully reflected in our current disclosures.

Unlike larger cloud infrastructure providers that operate across dozens of data center facilities, we currently operate substantially all of its GPU infrastructure within NEXTDC facilities. This concentration means that any adverse event affecting NEXTDC — including regulatory action, power supply constraints, natural disasters, or financial distress — could simultaneously affect all or substantially all of our operational capacity. Our insurance may not adequately cover losses arising from such events. Investors should be aware that this concentration risk is materially greater than that of more diversified infrastructure operators, and that our ability to generate revenue is therefore more sensitive to the performance of a single counterparty than may be apparent from a review of our business description alone.

The presence of a minority shareholder may increase administrative complexity and reduce structural flexibility in relation to DSS. Any such constraints could, in certain circumstances, affect the Company’s ability to implement corporate or operational initiatives involving DSS as efficiently as if DSS were wholly owned, which may have an adverse effect on the Company’s business, financial condition and results of operations.

Certain key supplier agreements and assets are held through DSS, a subsidiary of the Company that is not wholly owned. A minority shareholder holds approximately 0.5% of the issued capital of DSS.

As DSS is not wholly owned, the Company must manage certain matters relating to DSS in accordance with applicable corporate governance requirements and shareholder rights under law and DSS’s constituent documents. This may affect the manner and timing in which certain corporate actions, restructurings or transactions involving DSS are implemented.

The presence of a minority shareholder may increase administrative complexity and reduce structural flexibility in relation to DSS. Any such constraints could, in certain circumstances, affect the Company’s ability to implement corporate or operational initiatives involving DSS as efficiently as if DSS were wholly owned, which may have an adverse effect on the Company’s business, financial condition and results of operations.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive digital infrastructure industry, including HPC/AI cloud services and data center development, depends upon our ability to attract and retain highly qualified personnel. The responsibility of the direction and operation of our business relies heavily on a small number of key people, including CEO James Manning. If any of our key employees or service providers cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us on short notice. Although we have employment agreements with some of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We may not have, or be able to obtain or maintain, relevant business insurance.

Due to the industry in which we operate, we may not be able to obtain or maintain some types of insurance that operators of similar businesses would usually obtain, on commercially viable premiums, or at all. Currently, we do not have any business liability or disruption insurance to cover our operations, other than director’s and officer’s liability insurance. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

Failure to effectively manage our growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

As our infrastructure operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We are organized as a holding company, with numerous subsidiaries. Both the parent company and each of our subsidiaries require certain financial, managerial, and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices, and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

We have potential risks in connection with growth and acquisitions.

Our future growth may depend in part on our ability to acquire patented technologies or potential target companies that have synergies with our business activities. Such acquisitions are subject to numerous risks, including, but not limited to the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology, and personnel of the acquired entity including achieving anticipated synergies;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures, and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and other legal, tax, and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

We may acquire other businesses, form joint ventures or acquire other companies or businesses that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

We cannot offer any assurance that acquisitions of businesses, assets, and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing infrastructure. In addition, in the event we acquire any existing businesses we could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of shares, the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance, or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue common shares, preferred shares, or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stockholders in priority over our common shareholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using shares as consideration.

We rely on certain strategic partnerships with NVIDIA, Cisco and Lenovo. If any of these strategic partnerships were terminated, not renewed, materially amended, or became less effective, the Company’s ability to generate customer referrals, access enterprise sales channels, or support large-scale deployments may be adversely affected which could have material adverse effect on the Company’s business, financial condition, operating results and growth prospects.

The Company’s customer acquisition strategy is materially supported by strategic partnerships, including arrangements with NVIDIA, Cisco and Lenovo. In particular, we benefit from referral activity through NVIDIA’s consumption desk, channel integration opportunities via Cisco’s enterprise sales team (including access to government and enterprise customers), and technical and sales collaboration with Lenovo.

If any of these partnership arrangements were terminated, not renewed, materially amended, or became less effective, the Company’s ability to generate customer referrals, access enterprise sales channels, or support large-scale deployments may be adversely affected. In particular, reduced referral flow from the Company’s referral partners could materially impact pipeline conversion, customer acquisition rates and revenue growth.

There is no assurance that these partnerships will continue on current terms, or at all. Changes in the commercial priorities, financial condition, competitive positioning or strategic direction of these partners, or a deterioration in the Company’s relationship with them, could result in reduced collaboration, fewer customer introductions or loss of strategic support. Any such outcome may have a material adverse effect on the Company’s business, financial condition, operating results and growth prospects.

Our future results will suffer if we do not effectively manage our expanded operations.

The size of our business is forecast to increase significantly beyond the size of our historical businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits anticipated from the growth.

Our industry has significant competition and technological change

The markets in which we operate are highly competitive, we expect that competition will continue to be intense due to rapid technological changes, frequent product introductions and improvements used by our competitors, or new competitors of our services that may provide. Our competition through these changes may offer better performance that may include additional features that render our products comparatively less competitive. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors may have significant marketing and sales resources which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies or supplies for improved equipment.

The market for high-performance computing and cloud services is driven in large part by demand for server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing and is characterized by rapid advances in technologies. It is difficult to predict the development of demand for high-performance computing and cloud services, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any high-performance computing and cloud services we may develop. There has been an increasing number of competitors providing high-performance computing and cloud services, which has resulted in increasing competition and pricing pressure that may cause us to reduce our pricing in order to remain competitive. Meanwhile, if there is a reduction in demand for any high-performance computing and cloud services, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies, and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, results of operations and financial condition.

The market for large-scale data center developments is driven by large enterprise customers. Access to sufficient and reliable power is a key factor for the success of such a development project. Developing data center projects is a complex process with many stakeholders and considerations, including permitting and fiber connectivity, and we are competing with more established competitors.

Our existing and potential competitors may have various competitive advantages over us, such as:

●	greater name recognition, longer operating histories, and larger market shares;

●	more established marketing, banking, and compliance relationships;

●	more efficient hardware;

●	greater data center capabilities (for example, through adoption of proprietary technology);

●	more developed sales and customer management capabilities;

●	more developed technical capabilities;

●	more timely introduction of new technologies;

●	preferred relationships with suppliers, including of compute servers and other equipment;

●	better access to more competitively priced power;

●	greater reliability in electricity supply, whether as a result of a greater number of backup sources of power or otherwise;

●	greater financial resources and access to capital to acquire new hardware, businesses, and capabilities to enable growth;

●	more reliable network connections as a result of the location of their data centers to key interconnect points and internet connections;

●	lower labor, compliance, risk mitigation, and research and development costs;

●	larger and more mature intellectual property portfolios;

●	greater number of applicable licenses or similar authorizations;

●	fewer regulatory restrictions, including with respect to energy supply;

●	established core business models outside of high-performance computing, allowing them to operate on lesser margins or at a loss;

●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and

●	substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within our industry require that we use sophisticated technology in the operation of our business. The digital infrastructure industry, including HPC/AI computing and the development of data center assets, is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques, or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the implementation of any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the value of the Company’s Class A Ordinary Common Stock.

We or our suppliers may not be able to procure or repair hardware that is required in our operations.

Geo-political events in recent times have caused multiple supply chain disruptions for companies globally. Our business relies on certain hardware such as the compute and storage and ancillary equipment, equipment related to data center and power infrastructure, and other digital infrastructure technologies. If we are unable to procure such equipment, or replacement parts (at commercial prices or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

There are a small number of major suppliers of GPUs and the equipment we require globally, and manufacturing related to our business is concentrated in a limited number of countries. If we were unable to source compute, storage, and ancillary equipment from those suppliers (for example due to overwhelming global demand for servers with appropriate GPUs) at a commercial price, or at all, this would have a materially adverse impact on our business, financial condition, results of operations and prospects. Even if the suppliers have agreed to supply us with equipment, they may fail to supply the equipment due to their inability to manufacture a sufficient amount of the required equipment due to a shortage of components or resources such as semiconductors, a default, insolvency, a change in control, or change of laws (including export/import restrictions, quotas or tariffs).

The trade policies of the U.S., on one hand, and foreign countries on the other hand, are dynamic at the moment, and trade policies such as export/import restrictions, quotas, or tariffs, changing with either of these countries, or others, may reduce the ability of our suppliers to supply us with the equipment we need, or create a shortage or lack of components necessary for their manufacture.

Uncertainties due to evolving laws and regulations could also impede the ability of a foreign-based company, to obtain or maintain permits or licenses required to conduct business in various markets. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the digital infrastructure hardware suppliers, could have a negative impact on our business.

Additionally, if our electricity suppliers are negatively affected by the international supply chain issues they may not be able to maintain or grow their facilities, and may breach their commitments to supply us or our colocation data center providers with the contracted power, or we may be unable to source extra power in the future to enable our growth. This would likely have a material adverse effect on our business, financial condition, results of operations and prospects.

Such supply chain disruptions have the potential to cause material impacts to our operating performance and financial position if the delivery of equipment for our facilities is delayed.

We are substantially dependent on NVIDIA Corporation as a supplier of graphics processing units (“GPUs”), and any disruption in our ability to obtain NVIDIA GPUs could materially and adversely affect our business, financial condition, and results of operations.

Our artificial intelligence products and services rely extensively on high-performance GPUs to train, fine-tune, and deploy machine learning models. We currently source a significant portion — and in certain configurations, substantially all — of our GPU computing capacity from NVIDIA Corporation (“NVIDIA”), whose products, including the H100, H200, and related data center GPU architectures, are integral to our infrastructure and technology stack. This dependency exposes us to a number of significant risks, including the following:

Supply Constraints and Allocation Risk. NVIDIA GPUs, particularly those used in data center and AI workloads, have experienced and may continue to experience significant supply constraints due to high global demand from cloud service providers, hyperscalers, governments, and other AI companies competing for the same limited supply. NVIDIA allocates its GPU supply among customers based on a variety of factors, including purchase history, strategic relationships, and contract commitments, over which we may have limited or no control. There can be no assurance that we will be able to obtain GPUs in the quantities, timeframes, or at the prices necessary to execute our business strategy. Failure to secure adequate GPU supply could delay product development, limit our ability to scale our services, and cause us to lose customers or market share to better-capitalized competitors with preferential access to GPU supply.

Sole- or Limited-Source Supplier Risk. We do not have long-term supply agreements with NVIDIA that guarantee pricing, volume, or delivery schedules. To the extent NVIDIA reduces allocations to us, prioritizes other customers, discontinues products on which we rely, or materially modifies its product roadmap, we may be unable to obtain equivalent alternatives in a timely or cost-effective manner. While alternative GPU suppliers exist, including Advanced Micro Devices, Inc. (“AMD”) and certain proprietary silicon providers, we may encounter significant technical, operational, and financial challenges in transitioning to alternative hardware, including costs associated with software re-engineering, system integration, and performance optimization.

Pricing and Cost Risk. NVIDIA has significant pricing power with respect to its data center GPU products, and prices for such products have increased substantially in recent periods. NVIDIA may further increase prices, impose unfavorable purchase terms, or require minimum purchase commitments that strain our liquidity and capital resources. Significant increases in GPU acquisition or leasing costs could adversely affect our gross margins and overall profitability, and we may not be able to pass such cost increases on to our customers.

Export Controls and Geopolitical Risk. NVIDIA’s ability to sell and deliver certain GPU products is subject to U.S. export control laws and regulations administered by the U.S. Department of Commerce, including the Export Administration Regulations (“EAR”). The U.S. government has imposed, and may in the future impose additional, restrictions on the export of advanced semiconductor products, including NVIDIA GPUs, to certain countries and end users. Changes in U.S. export control policy, trade restrictions, or geopolitical conditions could limit NVIDIA’s ability to manufacture, distribute, or deliver its GPU products, which could in turn constrain our access to the hardware we require to operate our business.

Manufacturing and Supply Chain Concentration Risk. NVIDIA relies on a highly concentrated manufacturing supply chain, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as its primary chip fabrication partner, as well as a limited number of advanced packaging and assembly suppliers. This concentration creates risks related to geopolitical instability (particularly with respect to cross-strait relations between Taiwan and the People’s Republic of China), natural disasters, pandemics, labor disruptions, and other events beyond our or NVIDIA’s control that could interrupt GPU production and delivery worldwide.

Technological Dependency and Compatibility Risk. Our software architecture, model training pipelines, and inference infrastructure are optimized for NVIDIA’s CUDA parallel computing platform and associated software libraries. This deep technical dependency may make it difficult, time-consuming, and expensive to migrate our workloads to alternative hardware platforms, even if such alternatives become commercially available. Should NVIDIA alter its software ecosystem, licensing terms, or hardware interface standards, we may incur significant engineering costs and experience service disruptions.

Supply chain and logistics issues for us, our contractors or our suppliers may delay our expansion plans or increase the cost of constructing our infrastructure.

The equipment used in our operations is generally manufactured by third parties using a large amount of commodity inputs (for example, steel, copper, aluminum). Many manufacturing businesses globally are currently experiencing supply chain issues and increased costs with respect to such commodities and other materials and labor used in their production processes, which is due to a complex array of factors including increased demand which can occur from time to time. Procurement from suppliers which manufacture equipment outside of North America is also exposed to additional risks such as regulatory changes (for example, a tariff or ban on equipment imported or exported from certain jurisdictions) and global freight disruptions. Additionally, shortages in global semiconductor chip supply may impact procurement timelines for equipment. Such issues may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our operating results and may delay our expansion plans.

In addition, public health crises, including an outbreak of an infectious disease (such as COVID-19), terrorist acts, and political or military conflict, such as the conflict in Ukraine, have increased the risks and costs of doing business abroad. Many of the manufacturers of our equipment are located outside of the jurisdictions in which we have facilities and sites, necessitating international shipping to enable us to incorporate the equipment into our facilities. Political and economic instability have caused many businesses to experience logistics issues in the past resulting in delayed deliveries of equipment, which could occur again in the future. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate change, seasonal and unseasonal weather events, shipping constraints (for example, blocked shipping canals or closure of shipyards), increased costs of labor, inflationary pressure, freight costs, industrial disputes, political or military blockades and raw material prices along with a shortage of qualified workers. Such supply chain disruptions can potentially cause material impacts to our operating performance and financial position if delivery of equipment for our facilities is delayed.

We rely on third-party providers for services essential to our business.

We rely on our relationships with third-party providers and other partners for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. We rely on third-party providers and other partners for many essential financial and operational services to support our business, including, without limitation, encryption and authentication technology, infrastructure operations, certain database services, employee email, content delivery to customers, back-office support, credit card processing and other functions. Any failure by these vendors to do so, or any disruption in our ability receive these services, would materially and adversely affect our ability to manage our operations. In addition, although we have developed systems and processes that are designed to protect customer and user data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security. Furthermore, if these services become unavailable or are no longer available to us on commercially reasonable terms due to circumstances beyond our control, such as an acquisition of our third-party provider, our expenses could increase, our ability to access certain data could be interrupted, and our processes for providing certain services to our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Any long-term outage or limitation of the internet and network connections at our sites could materially impact our operations and financial performance.

A secure, reliable and fast internet connection is required for our customers to effectively interact with our compute and storage servers. Any extended downtime, bandwidth limitations or other constraints may reduce our ability to generate income, including reputational risk for our business. We may not have backup network connections at our operations, and any backup connections may not be sufficient to support all of our, or our customers, needs in an affected location for the duration of the outage, limitations or constraints to the primary network connection. The effects of any such events could have a material adverse effect on our operating results and financial condition.

Moreover, network outages or disruptions can lead to loss of connectivity to critical network services and applications necessary for our operations. This includes potential impacts on remote monitoring and management tools, which are essential for maintaining optimal performance and responding to issues in real-time. Any delay in identifying and resolving problems can lead to prolonged downtime and further financial losses.

Furthermore, the reliability of our network connections is crucial for maintaining the security of our operations. Interruptions or limitations in connectivity can expose us to increased risk of cyberattacks or unauthorized access, as certain security measures may be compromised during periods of reduced connectivity. In the event of a network outage or limitations in connectivity, our ability to maintain regular business operations could be severely impacted, potentially leading to decreased revenue, increased operational costs, and damage to our reputation. The reliability of our internet connections could also negatively affect our customers who rely on our high performance computing and cloud services and the reliability of such solutions, leading to potential loss of business and long-term financial repercussions. Moreover, network outages, or the perception that our cloud platform may be exposed to the risk of network outages where we have limited or no backup connections at all, could adversely impact our ability to compete in the market for high performance computing and cloud services.

Access to reliable electricity sources at reasonable prices, developed land and co-location arrangements are critical to our growth and profitability.

Data centers consume electricity primarily to power compute and storage servers and cooling equipment, therefore electricity costs are an important factor affecting our profitability and viability. If we are unable to source and enter into agreements for the supply and purchase of electricity, or if we are unable to continue to receive the electricity supplies we have already secured (for example we are unable to re-contract an expiring arrangement), this will reduce our capacity to conduct and grow the number of compute and storage servers we can operate, and therefore the amount of revenue we can generate.

Certain economic, environmental, and regulatory events or changes beyond our control, including acts of God such as natural disasters, climate change, wars, sabotage, epidemics, riots, loss or malfunctions of utilities, labor disputes, which may be transitory or chronic, could occur to restrict our access to electricity, or drive up the costs of electricity to a point that some or all of our planned, future or existing operations are uncommercial, which may lead to us being unable to grow our operations, or reducing, suspending or ceasing our data processing operations. The price of electricity available in the market more generally is dependent on numerous factors such as the types of generation, regulatory environment, electricity market structure, and supply/demand balances.

Our data centers development business requires land suitable to the construction of power generation, or close to reasonably priced electricity sources. If we are unable to acquire rights to use such land, or lose the rights to land we currently occupy, this would likely mean that we would lose access to the relevant supply of electricity. A lack of access to the electricity or ability to generate electricity would significantly impact the profitability and viability of this business.

Our co-located operations, including our AI/HPC cloud platform business, require sophisticated infrastructure, land and reasonably priced electricity. If we are unable to obtain additional contracts on acceptable terms or renew current agreements for these services on acceptable rates, this would significantly impact the profitability of our business.

We face risks related to system interruption and lack of redundancy.

We experience occasional system interruptions and delays that make our services unavailable or slow to respond and prevent us from efficiently accepting or fulfilling orders or providing services to customers and third parties, which may reduce our net sales and the attractiveness of our products and services. Steps we take to add software and hardware, upgrade our systems and network infrastructure, and improve the stability and efficiency of our systems may not be sufficient to avoid system interruptions or delays that could adversely affect our operating results.

Our computer and communications systems and operations in the past have been, or in the future could be, damaged or interrupted due to events such as natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks and armed hostilities), computer viruses, physical or electronic break-ins, operational failures (including from energy shortages), and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, our insurance may not provide sufficient coverage to compensate for related losses. Any of these events could damage our reputation and be expensive to remedy.

Any critical failure of key electrical or data center equipment may result in material impacts to our operations and financial performance.

Certain key pieces of electrical or data center equipment may represent single points of failure for some or all of the power capacity at our operating sites. Any failure or imminent risk of failure of such equipment may result in our inability to utilize some or all of our equipment in an affected location for the duration of time it takes to repair or remediate equipment, or procure and install replacement parts.

Due to the long-lead times required to acquire some of the equipment used in our operations, the failure of certain parts could result in lengthy outages at an affected location, and could materially impact our operations, financial results and financial condition.

Serial defects in our GPUs and other equipment may result in failure or underperformance relative to expectations and impact our operations and financial performance.

Our operations contain certain items of equipment that have a high concentration from one manufacturer (for example, our high performance computing hardware). Additionally, the equipment we rely on may experience defects in workmanship or performance on arrival or throughout its operational life. If such defects are widespread across equipment we use, we could suffer material outages or underperformance compared to expectations. Such circumstances could adversely affect our business, prospects, financial condition and operating results and could result in a substantial decrease in our customers choosing to use another provider and may adversely impact the competitiveness of our services. Such circumstances could adversely affect our business, prospects, financial condition and operating results.

A loss of confidence in our security system, or a breach of our security system, may adversely affect our business.

We will take measures to protect our self and our digital and physical assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our assets. A security breach could harm our reputation or result in the loss of some or all of our assets. A resulting perception that our measures do not adequately protect our assets could adversely affect our business, financial condition, results of operations and prospects.

Cyber-security threats pose a challenge to our business and a risk of reputational damage.

Any breach of our digital infrastructure, or potentially the digital infrastructure of trusted third parties, could result in damage to our reputation which could adversely affect our business, financial condition, results of operations and prospects.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys and/or data. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect our business, financial condition, results of operations and prospects. In the event of a security breach, we may also be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect us.

Cyberattacks and security breaches of cloud services, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our cloud services involve the collection, storage, processing, and transmission of confidential information, employee, service provider, and other personal data. We have built our cloud services on the premise that we maintain a secure way to secure, store, and transact in cloud services. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand;

●	result in our cloud services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	cause us to incur significant remediation costs;

●	divert the attention of management from the operation of our business; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack, whether or not we are directly impacted, could lead to a general loss of customer confidence in the digital infrastructure industry or in the use of technology used in our industry, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Attacks upon systems across a variety of industries, including cloud services, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers and partners’ personal data, AI algorithms, disable or degrade services, or sabotage systems) are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our cloud services or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our cloud services with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access our cloud services. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

There are a number of climate-related factors that may affect the operations and proposed activities of the Company, the occurrence of which could have a material adverse effect on the Company’s business, financial condition and operating results.

There are a number of climate-related factors that may affect the operations and proposed activities of the Company, including the emergence of new or expanded regulations associated with transitioning to a lower-carbon economy and market changes related to climate change mitigation.

As the Company develops data center assets, the Company may become subject to environmental laws and regulations affecting many aspects of the Company’s operations, including those affecting the development of data center assets. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. In addition, the Company operates in a variety of environments, and the potential physical effects of climate change on the Company’s operations, if any, are highly uncertain.

Extreme weather events may:

● cause damage to one or more of the Company’s co-location facilities and therefore reduce the Company’s ability to maximize the performance of the compute and storage servers;

● affect the delivery times of equipment ordered from the Company’s manufacturers and therefore impact the Company’s financial forecasts; and/or

● cause power disruptions or cuts to the Company’s facilities, reducing operating times and the performance of the compute and storage servers.

We may be subject to material litigation, investigations or enforcement actions by regulators and governmental authorities.

We may become subject to certain claims, legal proceedings (including individual and class actions) and government investigations or enforcement actions, including in the ordinary course of business. Agreements we enter sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If we are unable to successfully defend against such claims then we may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. We also may suffer damage to our brand and reputation.

Global climate change and related environmental regulations may have an adverse effect on our business operations and financial position.

Changes in climate and its effect on the environment such as changes in rainfall, weather patterns, water supplies and shortages, sea level and changing temperatures could have an adverse effect on our operations and financial performance. We operate in a variety of environments, and the potential physical effects of climate change on our operations, if any, are highly uncertain.

Extreme weather events may:

●	cause damage to one or more of our co-location facilities and therefore reduce our ability to maximize the performance of the compute and storage servers;
●	affect the delivery times of equipment ordered from our manufacturers and therefore impact our financial forecasts; and/or
●	cause power disruptions or cuts to our facilities, reducing operating times and the performance of the compute and storage servers.

Changes in tax law may negatively affect our business.

Changes to federal, state, local and foreign tax laws have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase our future effective income tax rate, including:

●	Governmental authorities increasing taxes or eliminating deductions;

●	The jurisdictions in which earnings are taxed;

●	The resolution of issues arising from tax audits with various tax authorities;

●	Changes in the valuation of our deferred tax assets and liabilities;

●	Adjustments to estimated taxes upon finalization of various tax returns;

●	Changes in available tax credits;

●	Changes in stock-based compensation;

●	Other changes in tax laws; and/or

●	The interpretation of tax laws and/or administrative practices.

Our operations could be negatively impacted by import tariffs and/or other government mandates.

We operate in or provide services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs by the Trump administration could significantly increase the prices and delivery lead times on equipment that is critical to us and our customers. We face competition from source providers both in the U.S. and around the world. Prolonged lead times on the delivery of equipment and further tariff increases could adversely affect our business, financial condition and results of operations.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution located in the United States typically exceed FDIC insurance coverage of $250,000 per depositor. The combined account balances at each institution located in Australia typically exceed the deposit guarantee schemes of the equivalent of 250,000AUD per depositor. As a result, there is a concentration of credit risk related to amounts on deposit in excess of the deposit insurance coverage amounts. At September 30, 2025, substantially all of our cash and cash equivalent balances held at financial institutions exceeded deposit insured limits. While we did not have any direct exposure to Silicon Valley Bank, Signature Bank, or First Republic, which suffered severe liquidity losses during 2023, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability, and the ability of our customers, clients and vendors, to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened and could have a material adverse effect on our business and financial condition.

Our results of operations may suffer if we are not able to successfully manage our exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, more of our sales and production costs may be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

Most of our current expenditures are incurred in U.S. dollars and many of our components come from countries that currently base their currency against the U.S. dollar. If the exchange rates change adversely or are allowed to increase, then additional U.S. dollars will be required to fund our purchases of these components.

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. There is no assurance that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks associated with our exposure to foreign currency fluctuations.

Our international operations subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.

A substantial part of our operations, including all of our colocation sites, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with conducting business outside of the United States include:

●	compliance burdens and costs associated with a wide variety of foreign laws and regulations, particularly labor and environmental, that govern our operations in those countries;

●	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, and export controls,

●	export licenses, import controls and other trade barriers;

●	economic instability and high levels of inflation in certain countries where our suppliers are located and

●	customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

●	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

●	changes or volatility in currency exchange rates;

●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

●	Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

Risks Related to our AI/HPC Cloud Platform Business

If we fail to succeed in the high performance computing and cloud services market, our revenues, growth prospects, and financial condition could be materially and adversely affected.

The future revenue growth of our digital infrastructure business, including HPC/AI cloud services, will depend largely on our ability to successfully expand our business to more customers who are requiring HPC/AI cloud services. We cannot predict how or to what extent the demand for our products in the digital infrastructure market will develop going forward. If we fail to obtain the necessary equipment or fail to effectively utilize this equipment, or if the digital infrastructure market does not develop as we currently anticipate based on the expected growth of HPC/AI, our revenues, growth prospects, and financial condition could be materially and adversely affected.

Our high performance computing and cloud services technology and infrastructure may not operate properly or as we expect them to, which could cause us to incur fines and monetary penalties, adversely affecting our business, results of operations, and financial condition.

The continuous development, maintenance, and operation of our high performance computing and cloud services technology and infrastructure is expensive and complex and may involve unforeseen difficulties, including material performance problems, undetected defects, or errors, particularly with new capabilities and system integrations. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology and systems from operating properly. If our high performance computing and cloud services do not function reliably, we may incur fines and monetary penalties, as well as regulatory orders requiring remedial, injunctive, or other corrective actions.

Regulators may limit our ability to develop or implement our high performance computing and cloud services technology and infrastructure and/or may eliminate or restrict the confidentiality of our technology, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement our high performance computing and cloud services technology and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

We use certain open source technology in our business. We may face claims from open source licensors claiming ownership of, or demanding the release of, the technology and any other intellectual property that we developed using or derived from such open-source technology.

We utilize a combination of open-source and licensed third-party technologies in the development and operation of our high performance computing and cloud services. While open-source technologies enable rapid development and cost efficiencies, they also pose potential risks, such as security vulnerabilities, lack of long-term support, and legal risks related to licensing terms. Similarly, reliance on licensed third-party technologies may expose us to risks associated with changes in licensing terms, costs, or discontinuation of the licensed products.

We will continue to use open-source technology in the future. There is a risk that open-source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. Open source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from open-source licensors claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open source technology. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

Impact of advancements in artificial intelligence on demand for AI and HPC data centers may reduce the need for HPC and AI-specific data center infrastructure, which could have an adverse effect on our business, results of operations, and financial condition.

The AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies, and hardware capabilities. Emerging AI technologies, such as demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for specialized compute and HPC data center services. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high capacity data center solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

AI technologies are constantly evolving, and any flaws in or misuse of AI, even if committed by other third parties, could have a negative impact on our business, reputation, brands, and the general acceptance of AI solutions by society.

AI technologies are still in a preliminary stage of development and are constantly evolving. As with many disruptive innovations, AI presents risks and challenges that could affect user perception and its adoption. Any flaws in or insufficiencies of AI, and any inappropriate or premature usage thereof, whether actual or perceived, and whether by us or by other third parties, may dissuade prospective customers from adopting AI solutions, and may impair the general acceptance of AI by broader society. Moreover, AI is covered extensively, and in many instances critically, by various news media across the world. There is no assurance that any of the products or services we may develop for use with AI will not be misused or applied in a way that is inconsistent with public expectations. Any misuse of our products or services, whether actual or perceived, and whether by us or by other third parties, could negatively impact our brands and reputation, and in turn our business, financial condition, and results of operation.

Our cloud services business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.

In recent years the use of machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit our high performance computing and cloud services business, or require us to make changes to our high performance computing and cloud services technology and infrastructure and our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our cloud services.

For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the President of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI. In the European Union, there was political agreement on the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act entered in force on August 1, 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our cloud services, and could require additional compliance measures and changes to our operations and processes.

Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, cloud service technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue.

Management of the requirements of the supply chain is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own cloud services, if we are unable to provide contractual warranty or other extended service obligations.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We continue to incorporate AI into our cloud services and infrastructure, and we are also providing computing power for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our offerings and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of cloud services could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/cloud services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

Risks Related to our Development of Data Center Assets

We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.

We are subject to the risks and uncertainties of a new business and have not generated any revenues from this business segment to date.

As we grow and develop as a business, we will attempt to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. Given that we have only a limited history of developing data center assets, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not remain profitable in the future.

We intend to continue scaling our company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. There can be no assurance that we will operate profitably in the future.

We may be unable to access sufficient additional capital needed to grow our business.

We expect to need to raise substantial additional capital to expand our data center operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. However, market conditions may limit our ability to raise funds in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of these provisions could make investing in the Company’s Class A Ordinary Common Stock less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

We are subject to a highly evolving regulatory landscape and any adverse changes to or our failure to comply with any laws or regulations could adversely affect our business, prospects or operations.

Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, AI and related technologies, cloud services and data center operations. As a result, they do not contemplate or address unique issues associated with AI, are subject to significant uncertainty, and vary widely across the U.S. and Australia. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another.

Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of AI, requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or financial condition.

Ongoing and future regulatory actions could effectively prevent our customers’ and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or financial condition.

Our business depends upon the demand for data centers.

We intend to be in the business of owning, acquiring, developing and operating assets used in data centers. A reduction in the demand for data center assets, power or connectivity would have a greater adverse effect on our business and financial condition than if our assets were devoted to a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, as well as adverse developments in the data center, Internet, AI and data communications and broader technology industries. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center assets. Changes in industry practice or in technology could reduce demand for the physical data center assets we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our potential key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our potential customers and make us more dependent on a more limited number of potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our business is expected to have significant customer concentration.

We expect to generate a large portion of our revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our potential customers, our operating results could be materially adversely affected.

We expect that the limited number of our potential customers will account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The expected concentration of our customer base could increase risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our potential customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

Failure to attract, grow and retain a diverse and balanced customer base, could adversely affect our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, may affect our ability to grow our business. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may adversely affect the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We intend to depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We intend to rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We may also be reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We will depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.

Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We intend to obtain the right to use network resources owned by other companies, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

We intend to build out additional data centers in the future based on signed letters of intent at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;

●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

●	construction site accidents and other casualties;

●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors

●	access to sufficient power and related costs of providing such power to our customers;

●	environmental issues;

●	supply chain constraints;

●	fire, flooding, earthquakes and other natural disasters;

●	pandemics;

●	geological, construction, excavation and equipment problems; and

●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully and on a timely basis, our business may be adversely affected.

If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.

We will be continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we underestimate these requirements, we may not be able to provide sufficient service to existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.

Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.

We may also experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business. With the energy demand of our business, we may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the U.S. and Australia. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Should we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As our future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing or future data centers. Furthermore, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. Should his occur and we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems will be difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

We intend to embrace the sustainability of our data centers and will look to have our data centers running on carbon-free renewable energy wherever possible. The SEC has proposed rule changes that would require companies to include certain climate-related disclosures such as climate-related risks that are reasonably likely to have a material impact on business, results of operations, or financial conditions. Should such proposed rules be adopted, increased public scrutiny of our business may affect our operations, competitive position, and financial condition.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards in the U.S. or Australia are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Cancellation or withdrawal of required operating and other permits and license.

We must obtain various permits, approvals and/or licenses in order to construct and operate our planned data center facilities. If such permits, approvals and/or licenses are not granted, or if they are lost, suspended, terminated or revoked, it may result in delays in construction of our facilities, require us to halt all or part of our operations, or cause us to be exposed to financial or other penalties at the affected locations. Such circumstances could have a material adverse effect on our business, financial condition and operating results.

Our operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose us to environmental liabilities.

As we develop data center assets, we may become subject to environmental laws and regulations affecting many aspects of our operations, including those affecting the development of data center assets. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at facilities we may someday operate, and correct environmental hazards, including payment of all or part of the cost to remediate sites where activities of other parties, caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we intend to strive to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to us. These laws and regulations could require us to limit the use or output of certain facilities; prohibit or restrict new or existing services; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources and certain facilities where it operates. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations could adversely affect our results of operations, financial conditions and cash flows.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action affecting SharonAI

Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.

Governmental authorities have and may continue to pursue and implement legislation and regulation that seeks to limit the amount of carbon dioxide produced from electricity generation, which, in the event any of our services are powered by non-renewable energy sources, would affect our ability to source electricity from fossil fuel-fired electric generation in a potentially material adverse manner. Potential increases in costs arising from compliance and environmental monitoring may adversely affect our operations and financial performance.

HPC/AI and data center activities are energy-intensive, which may restrict the geographic locations of our activities to locations with renewable sources of power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to HPC and data center operators, including us.

HPC/AI cloud services and data centers require significant amounts of electrical power, and electricity costs are expected to continue to account for a material portion of our operating costs. There has been a substantial increase in the demand for and cost of electricity for computing purposes, and this has had varying levels of impact on local electricity supply. The availability and cost of electricity will impact the geographic locations in which we choose to locate our compute and storage servers and our data center development projects, and the availability and cost of electricity in the geographic locations in which our equipment facilities are located will impact our business, cash flows, results of operations and financial condition.

Should our operations require more electricity than can be supplied or generated in the areas where our compute and storage servers and our data center development project are located or should the electrical transmission grid and distribution or generation systems be unable to provide the regular supply of electricity required, we may have to limit or suspend activities or reduce the speed of our proposed expansion, either voluntarily or as a result of either quotas or restrictions imposed by energy companies or governments, or increased prices for certain users (such as us). If we are unable to procure or generate electricity at a suitable price, as applicable, we may have to shut down our operations in that particular jurisdiction either temporarily or permanently. Additionally, our HPC/AI cloud services equipment and systems and our data center development projects would be materially adversely affected by power outages including outages affecting power generation at our data center development sites, as applicable. Given the power requirement, it may not be feasible to run HPC/AI cloud services on back-up power generators in the event of a government restriction on electricity or a power outage, which may be caused by climate change, weather, acts of God, wild fires, pandemics, falling trees, falling distribution poles and transmission towers, transmission and distribution cable cuts, failure of power generation at our planned data center development site, including failures in fuel supply, other natural and man-made disasters, other force majeure events in the electricity market and/or the negligence or malfeasance of others. If we are unable to receive adequate power supply and we are forced to reduce our operations due to the lack of availability or cost of electrical power, our business could experience materially adverse impacts.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners; however, not of any customers or other third parties. The collection, use and processing of such data about individuals are governed by data privacy laws and regulations enacted in the U.S. (federal and state), and other jurisdictions around the world. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer, and data protection. Such laws may continue to restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, there are numerous federal and state laws and regulations that could apply to our operations or the operations of our partners, including data breach notification laws, financial information and other data privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of personal information.

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (the “FCPA”) and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate an international business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, and other applicable anti-corruption and anti-money laundering laws in certain countries in which we conduct activities. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purpose of obtaining or retaining business or securing any improper business advantage.

In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. The Company mandates compliance with anti-corruption laws under its Bribery, Corruption and Fraud Policy, as well as its Code of Ethics and Business Conduct. However, there can be no assurance that the Company’s internal control policies and procedures will always protect the Company from recklessness, fraudulent behavior, dishonesty or other inappropriate acts by its employees, contractors or third-party agents.

Any violation of applicable anti-corruption laws, anti-money laundering laws or the FCPA could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Agreements with Foreign Counterparties and Foreign Governing Laws.

Certain contracts entered into by the Company’s subsidiaries are with foreign counterparties and/or are governed by foreign laws. In some instances, agreements may be silent as to governing law or jurisdiction, which may create uncertainty as to the applicable legal framework and increase the risk of jurisdictional or forum disputes. Where agreements are governed by foreign laws, any disputes arising under those contracts would be determined in accordance with the laws of the relevant foreign jurisdiction. This may result in uncertainty as to how contractual terms will be interpreted and enforced, and may expose the Company to unfamiliar legal standards, procedural requirements and remedies. Resolving disputes in foreign jurisdictions may also be costly, time-consuming and complex, and may divert management attention and resources. Any adverse outcome in respect of such disputes, or the costs associated with enforcing or defending contractual rights in foreign jurisdictions, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue.

During the third quarter of fiscal year 2023, the U.S. government announced new export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment, and technology used to develop, produce, and manufacture certain chips, to China (including Hong Kong and Macau) and Russia. The new license requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China.

Management of these new license and other requirements is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the U.S. government does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Even if the U.S. government grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers to pursue alternatives to our services.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We are beginning to build AI into our infrastructure services, and we are also providing computing power for AI available for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our offerings and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/computing AI services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

Risks Related to Ownership of the Company’s Securities

The price of the Company’s Class A Ordinary Common Stock may be volatile.

If a public trading market does develop for the Company’s Class A Ordinary Common Stock, its market price is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the Company’s Class A Ordinary Common Stock;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	variations in operating results from the expectations of securities analysts or investors;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	sales of the Company’s Class A Ordinary Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

●	and economic and other external factors.

Many of these factors are beyond our control and may decrease the market price of the Company’s Class A Ordinary Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for the Company’s Class A Ordinary Common Stock will be at any time, including as to whether the Company’s Class A Ordinary Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of the Company’s Class A Ordinary Common Stock for sale at any time will have on the prevailing market price.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s Class A Ordinary Common Stock.

There is currently a limited U.S. public market for our Class A Ordinary Common Stock, the stock price of our Class A Ordinary Common Stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your Class A Ordinary Common Stock at or above the price you acquired such Class A Ordinary Common Stock.

Since there is a limited U.S. public market for our Class A Ordinary Common Stock, the stock price of our Class A Ordinary Common Stock may be volatile or may decline regardless of our operating performance. Due to the limited U.S. public market for our Class A Ordinary Common Stock you may not be able to resell your Class A Ordinary Common Stock at or above the price you acquired such Class A Ordinary Common Stock.

Further, having a limited trading market in the United States may also impair our ability to raise capital by selling our Class A Ordinary Common Stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our Class A Ordinary Common Stock as consideration.

The Company’s Class A Ordinary Common Stock s thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of the Company’s Class A Ordinary Common Stock.

The Company’s Class A Ordinary Common Stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of the Company’s Class A Ordinary Common Stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of the Company’s Class A Ordinary Common Stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of the Company’s Class A Ordinary Common Stock in either direction. The price of shares of the Company’s Class A Ordinary Common Stock could, for example, decline precipitously in the event a large number of share of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

There is no assurance that an investment in our securities will earn any positive return.

There is no assurance that an investment in our securities will earn any positive return. An investment in our securities involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in our securities is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.

Our Stock could be delisted from Nasdaq should we fail to maintain compliance with the listing standards of Nasdaq

Even though our Class A Ordinary Common Stock is listed on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the Nasdaq continued listing standards, a failure of which could result in a de-listing of our securities.

In order to maintain our listing on the Nasdaq Capital Market, Nasdaq requires that we satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our Class A Ordinary Common Stock and would impair your ability to sell or purchase our Class A Ordinary Common Stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A Ordinary Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Ordinary Common Stock, or prevent future non-compliance with the listing requirements. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders: the liquidity of our Class A Ordinary Common Stock; the market price of our Class A Ordinary Common Stock; our ability to obtain financing for the continuation of our operations; the number of investors that will consider investing in our Class A Ordinary Common Stock; the number of market makers in our Class A Ordinary Common Stock; the availability of information concerning the trading prices and volume of our Class A Ordinary Common Stock; and the number of broker-dealers willing to execute trades in shares of our Class A Ordinary Common Stock.

Sales of a substantial number of our Class A Ordinary Common Stock, including up to an additional 8,500,000 shares that may be issued in future potential offerings and commercial transactions or upon conversion of convertible instruments, may adversely affect the market price of our Class A Ordinary Common Stock and the issuance of additional shares will dilute all other stockholders.

Sales of a substantial number of shares of our Class A Ordinary Common Stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our Class A Ordinary Common Stock. $103 million of convertible notes issued in December 2025 (the “December 2025 Convertible Notes”) can convert into up to 8,251,027 shares of our Class A Ordinary Common Stock, and we may issue up to an additional 8,500,000 shares of Class A Ordinary Common Stock in the future pursuant to potential offerings and commercial transactions, which could further increase the number of outstanding shares. In addition, our Certificate of Incorporation permits the issuance of 100,000,000 shares of Class A Ordinary Common Stock. Thus, we could issue substantial amounts of Class A Ordinary Common Stock in the future, which would dilute the percentage ownership of our stockholders.

If the December 2025 Convertible Notes are not converted and required to be repaid on full on the maturity date, it could have a material adverse effect on the Company’s financial position and results of operations.

In December 2025, the Company issued $103 million of convertible promissory notes with a December 2027 maturity date. The notes are automatically convertible upon the occurrence of certain events as described in the notes. Failure of these events to occur prior to the maturity date would require the Company to repay these notes in full with all accrued interest which could have aa material adverse effect on the Company’s financial position and results of operations.

The holders of shares of Class B Super Common Stock will own a significant voting percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

All 136,341 shares of our Class B Super Common Stock are held by three stockholders. Each share of Class B Super Common Stock has one hundred and sixty (160) votes on any matter brought before the stockholders for a vote, which means that the three stockholders who own all of the Class B Super Common Stock will have, collectively, 21,814,560 votes on any matter subject to stockholder approval. There are currently 15,998,830 shares of Class A Ordinary Common Stock outstanding, and each such share only has one (1) vote on any matter brought before the stockholders for a vote. Thus, the three holders of shares of Class B Super Common Stock may together be able to determine all matters requiring stockholder approval. For example, these three stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for the Company’s stock that you may feel are in your best interest as one of our stockholders. The Company’s Certificate of Incorporation only authorizes 100,000,000 shares of Class A Ordinary Common Stock, which means that even if every authorized share of authorized Class A Ordinary Common Stock was issued and outstanding, the three holders of shares of Class B Super Common Stock would have significant voting capacity. Further information is available in the Security ownership of certain beneficial owners and management section on page 134.

Our dual-class capital structure, including the disproportionate voting power conferred by the Class B Super Common Stock, may deter institutional investors from purchasing or holding our Class A Ordinary Common Stock, which could adversely affect the liquidity and market price of our Class A Ordinary Common Stock.

Our capital structure includes Class B Super Common Stock, each share of which carries one hundred and sixty (160) votes per share compared to one (1) vote per share for our Class A Ordinary Common Stock. As a result, the holders of our Class B Super Common Stock collectively exercise voting control over the Company disproportionate to their economic interest. Many institutional investors, including certain index funds, mutual funds, pension funds, and other large asset managers, have adopted policies that restrict or prohibit investment in companies with dual-class or multi-class share structures that provide disproportionate voting rights to certain stockholders. In addition, certain proxy advisory firms and governance organizations have adopted policies that recommend voting against or withholding support from directors of companies with such structures. As a result of these policies and practices, our dual-class capital structure may cause institutional investors to decline to purchase, or to sell, shares of our Class A Ordinary Common Stock, which could reduce demand for our Class A Ordinary Common Stock, impair the development of an active and liquid trading market for our Class A Ordinary Common Stock, and result in a lower market price for our Class A Ordinary Common Stock than might otherwise prevail. Furthermore, reduced institutional ownership may limit our ability to raise capital through future equity offerings on favorable terms, if at all, and may reduce analyst coverage of our Class A Ordinary Common Stock. There can be no assurance that the trading market for our Class A Ordinary Common Stock will be sufficiently liquid to allow stockholders to sell their shares at the time and price they desire.

The requirements of being a public company may strain our resources and distract management and we will incur substantial costs as a result of being a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules, regulations and requirements are extensive. Our securities may be subject to additional regulatory scrutiny because we became public through a merger with a shell company. We will incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this report and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were not effective, as December 31, 2025 as a result of management’s identification of a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. While management believes that it has remediated the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

A decline in the price of the Company’s Class A Ordinary Common Stock could affect the Company’s ability to raise working capital and adversely impact the Company’s ability to continue operations.

A prolonged decline in the price of the Company’s Class A Ordinary Common Stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of the Company’s Class A Ordinary Common Stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If the Company’s Class A Ordinary Common Stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in the Company’s capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on the Company’s Class A Ordinary Common Stock and do not intend to pay cash dividends on the Company’s Class A Ordinary Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that our Board decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A Ordinary Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A Ordinary Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our business.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our business operations. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our businesses (either due to our reliance on imported goods or dependence on access to foreign markets).

Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, our business may be negatively impacted.

Inflationary pressures and persistently high prices and uncertain availability of inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability. Pending tariffs proposed by the Trump Administration, may also negatively impact the cost structure of our supply chain, and the Company may not be able to pass these price increases on to its customers.

Increases in prices, including because of inflation and rising interest rates, for inputs that we and our suppliers use in manufacturing products, systems, components and parts, or increases in logistics and related costs, have led in the past and may lead in the future to higher production costs for parts, components and vehicles. Geopolitical risks, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar in comparison with other currencies, and other economic and political factors have created and may continue to create pricing pressure for our inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

The Warrants are exercisable for the Company’s Class A Ordinary Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

As of February 6, 2026, we had outstanding warrants to purchase an aggregate of up to 444,982 shares of the Company’s Class A Ordinary Common Stock, including Public Warrants to purchase up to 230,000 shares of Class A Ordinary Common Stock and Private Warrants to purchase up to 214,982 shares of Class A Ordinary Common Stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. These warrants became exercisable on December 16, 2025. The exercise price of these warrants is $575.00 per share. However, there is no guarantee that our warrants will ever be “in the money” prior to their expiration, and, as such, our Warrants may expire worthless. See “- The Warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Private Warrants and Public Warrants, respectively, approve of such amendment for their respective warrants.”

To the extent our warrants are exercised, additional shares of the Company’s Class A Ordinary Common Stock will be issued, which will result in dilution to the holders of the Company’s Class A Ordinary Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares issued upon the exercise of our warrants in the public market or the potential that such warrants may be exercised could also adversely affect the market price of the Company’s Class A Ordinary Common Stock.

The warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Private Warrants and Public Warrants, respectively approve of such amendment to their respective warrants.

The exercise price for the outstanding warrants is $575.00 per share of Class A Ordinary Common Stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration and as such, the warrants may expire worthless.

The Public Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company’s predecessor. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that increases the exercise price or shortens the exercise period of the Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of the Company’s Class A Ordinary Common Stock purchasable upon exercise of a warrant.

We may redeem your Public Warrants prior to their exercise which may result in warrant holders receiving little or no value for their warrants thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the shares of the Company’s Class A Ordinary Common Stock equals or exceeds $900.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants is effective and a current report relating to those shares is available throughout the thirty (30)-day redemption period, except if we elect to require the warrants to be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. If we elect to redeem the outstanding Public Warrants, holders would be forced to either exercise their warrants and pay the exercise price at a time when it may be disadvantageous to do so, sell the warrants at the then-current market price, or accept the nominal redemptional price. Any such redemption could occur at a time when the warrants are worthless. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or any of its permitted transferees. As of the date of this report, the Company’s Class A Common Stock has never traded above $95.00 per share, therefore neither current nor recent share prices meet or exceed the threshold that would allow us to redeem Public Warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption if the closing price of the Company’s Class A Ordinary Common Stock equals or exceeds $500.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) day trading-day period ending on the third day prior to proper notice of such redemption provided that if the closing price of the Class A Ordinary Common Stock is less than $900 per share (subject to adjustment in compliance with Section 4 hereof), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants and provided that certain other conditions are met. The value received upon exercise of the warrants may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.00722 shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. In addition, such redemptions may occur at a time when our Warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Company’s Class A Ordinary Common Stock had such Public Warrants remained outstanding. If the price of the Company’s Class A Ordinary Common Stock is less than $900.00 and we seek redemption of the Public Warrants, we must call the Private Placement Warrants for redemption on the same terms.

In the event that we determine to redeem the Public Warrants when the closing price of the shares of the Company’s Class A Ordinary Common Stock equals or exceeds $900.00 per share, pursuant to Section 6.2 of the Warrant Agreement, respectively, we will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than thirty (30) days prior to the redemption date to the registered holders of the Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner herein provided will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

Public Warrant holders will only be able to exercise their Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of the Company’s Class A Ordinary Common Stock from such exercise than if such warrants were exercised for cash.

The Public Warrants generally may not be exercised on a “cashless basis”, except as described below. In contrast, the Private Placement Warrants, for so long as they are held by the Sponsor and certain permitted transferees, may be exercised on a “cashless basis”. The reason that Roth CH agreed that the Private Placement Warrants will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees is because it was not known at the time of Roth CH’s IPO whether the Sponsor would be affiliated with us following a business combination. If the Sponsor remains affiliated with us, its ability to sell our securities in the open market will be significantly limited. We expect to have policies in place that prohibit insiders from selling securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell our securities, an insider cannot trade in our securities if he or she is in possession of material non-public information. Accordingly, unlike Public Shareholders who could exercise their Public Warrants and sell the shares received upon such exercise freely in the open market in order to recoup the cost of such exercise, the Insiders could be significantly restricted from selling such securities.

The Warrant Agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Company’s Class A Ordinary Common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Company’s Class A Ordinary Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of the Company’s Class A Ordinary Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of the Company’s Class A Ordinary Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” of the shares of the Company’s Class A Ordinary Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of the Company’s Class A Ordinary Common Stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a holder of Public Warrants would receive fewer shares of the Company’s Class A Ordinary Common Stock from such exercise than if such warrants were exercised for cash.

The Warrant Agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits and result in increased costs to warrant holders to bring a lawsuit. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board.

We are a “smaller reporting company” and “emerging growth company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies and emerging growth companies could make the Company’s Class A Ordinary Common Stock less attractive to investors.

We are a “smaller reporting company” and an “emerging growth company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Furthermore, as an emerging growth company, we intend to take advantage of exemptions from certain reporting requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non- binding advisory vote on executive compensation. Investors may not find the Company’s Class A Ordinary Common Stock attractive because we may rely on these exemptions and reduced disclosures. If some investors find the Company’s Class A Ordinary Common Stock less attractive as a result, there may be a less active trading market for the Company’s Class A Ordinary Common Stock and our stock price may be more volatile.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s Class A Ordinary Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of the Company’s Class A Ordinary Common Stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Roth CH’s IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Accordingly, we address these risks by implementing and maintaining processes, and technologies designed to prevent, detect, and mitigate incidents that could pose cybersecurity risk. We are equally subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including: intellectual property theft; fraud; extortion; harm to employees or customers; interruption of business activities and activities of our customers; violation of privacy laws; litigation and legal risk; and reputational risk. In adopting our risk assessment and management program, we are committed to safeguarding our systems and data.

We have implemented a risk-based approach, guided by Federal Information Processing Standards Publication 199, to identify, classify, and appropriately assess the range of cybersecurity threats that could affect our business and information systems. We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Additionally, we monitor emerging laws, industry standards, and regulations related to information security and data protection. Although we have not experienced any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition to date, and though we are actively monitoring our networks and access points by implementing security updates regularly, we cannot provide any assurance that there will not be incidents or threats in the future that may materially affect us, including our business strategy, results of operations, or financial condition.

Our cybersecurity policies, standards, processes, and practices are regularly assessed and these assessments incorporate various activities including information security assessments and independent reviews of our information security control environment and operating effectiveness. We utilize managed detection and response systems, endpoint protection, content filtering aimed at blocking malware and software to eliminate phishing, ransomware, and fraud. We also utilize multi-factor authentication on all sensitive applications and information entry-points, review access to data regularly, and have failover-protected business disaster recovery and backup storage systems. As part of our broader security platform monitoring, we conduct comprehensive vendor risk assessments, evaluating third-party software and service providers based on their security posture and compliance credentials. Where possible, we prioritize vendors that maintain externally audited security compliance frameworks, such as SOC 2, ISO 27001, or equivalent certifications, to ensure that our supply chain and technology ecosystem meet rigorous security standards. The Company conducts cybersecurity training and testing programs on a structured annual basis, with formal assessments completed at least once per year. Beyond these scheduled reviews, testing is maintained as a constant and ongoing process, incorporating continuous monitoring, simulated phishing exercises, and real-time threat evaluation to ensure that our security posture remains adaptive and resilient throughout the year.

Governance

Pursuant to our risk management policy, responsibility for the implementation of our risk management policy resides with the Chief Financial Officer. Management performs a periodic assessment (at least annual) of compliance, financial, IT, and fraud risks. Responses are consolidated and reviewed with management and the Audit and Risk Management committee. The result of the risk assessment effort is leveraged to formalize management’s operating effectiveness testing plan for the next year. The Audit and Risk Management committee receives an update on the Company’s risk management process, risk trends and any incidents at least annually from the management team. In the event of any incident, the Company expects to notify the Audit and Risk Management committee immediately, or as soon as possible.

For additional information regarding cybersecurity risks, see Item 1A “Risk Factors.”

Item 2. Properties

We lease a shared workspace at 745 Fifth Avenue, Suite 500 New York, NY 10151. The office serves as our principal place of business. The facility is contracted on a short-term rolling commitment with ad hoc charges for the use of working areas.

We lease an office at L1 32 Walker Street, North Sydney NSW Australia. The offices are contracted on a 3 year lease and serves as the office for our Australian staff members. We currently have an area of approximately 170.40m2, the Company currently pays AUD $13,644.30 per month.

Our operating computer hardware and servers, including GPU’s and CPU’s, are currently co-located in Australia. The space and cost at the colocation facilities are based on the physical rack space required at any point in time and the power usage capacity required for our infrastructure.

Item 3. Legal Proceedings

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We recognize provisions for legal proceedings in our financial statements, in accordance with accounting rules, when we are advised by independent outside counsel that (i) it is probable that an outflow of resources will be required to settle the obligation, and (ii) a reliable estimate can be made of the amount of the obligation. The assessment of the likelihood of loss includes analysis by outside counsel of available evidence, the applicable laws, available case law, recent court rulings and their relevance in the legal system. Our provisions for probable losses arising from these matters are estimated and periodically adjusted by management. In making these adjustments our management relies on the opinions of our external legal advisors. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 18, 2026, our Class A Ordinary Common Stock began trading on The Nasdaq Capital Market under the symbol “SHAZ” Prior to that time, our Class A Ordinary Common Stock was quoted on the OTCQB.

Security Holders

As of March 26, 2026, there were 205 stockholders of record of our Class A Ordinary Common Stock. The actual number of holders of our Class A Ordinary Common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

Common Stock

We have not declared or paid dividends on our Class A Ordinary Common Stock since our formation nor do we anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related notes (the “Notes”) and other financial information included elsewhere in this Annual Report on Form 10-K.

Business Overview

We are an Australian neocloud operator, purpose-built to power the next generation of artificial intelligence (‘AI’) and high-performance computing (‘HPC’). Our infrastructure is architected from the ground up to meet the specific, intensive and complex demands of modern AI training and inference workloads, machine learning, and Generative AI.

We provide enterprise, government and research organizations with sovereign, low-latency access to advanced accelerated computing hardware, including NVIDIA Corporation’s (‘NVIDIA’) B200, B300 and GB300 GPUs. Through strategic partnerships with global technology leaders NVIDIA, NEXTDC Limited (‘NEXTDC’), Cisco Systems Inc. (‘Cisco’), World Wide Technology (‘WWT’), Lenovo Group Limited (‘Lenovo’), VAST Data Inc. (‘VAST’) and Megaport Limited (‘Megaport’), the Company delivers an integrated AI ecosystem of solutions to customers without the complexity of them needing to manage their own physical infrastructure.

Key Corporate Milestones

On January 28, 2025, Roth CH Acquisition Co., a publicly traded Cayman Islands company trading on the OTC Market (Roth CH), entered into a business combination agreement, with Roth CH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Roth CH (Merger Sub), SharonAI Inc. (“SharonAI”) and Roth CH Holdings, Inc. (Roth CH Holdings) (the BCA). Under the BCA, Roth CH merged with and into Roth CH Holdings on 16 December 2025 and was renamed “SharonAI Holdings Inc.” and become domesticated in the State of Delaware, and Merger Sub merged with and into SharonAI Inc. becoming the wholly owned subsidiary of the Company. The transaction completed in December 2025.

As a result of the BCA transaction, equity holders of SharonAI Inc. received securities of SharonAI Holdings. Shares of SharonAI Holdings Inc. Class A common stock began trading on the OTC Markets under the ticker symbol “SHAZ.”.

To fund our expansion, we have undertaken two material capital raisings, and a divestment of a non-core asset.

We successfully completed a US$103 million pre-initial public offering (‘Pre-IPO’) capital raising in the form of unsecured convertible notes in January 2026, introducing new institutional and strategic shareholders. As part of this transaction, Digital Alpha Advisors LLC, which has a strategic collaboration agreement with Cisco, invested in SharonAI via the unsecured convertible note and remain strategic shareholders in the Company.

Also in December 2025, we announced a strategic pivot, transitioning from a hybrid model of site development to a pure-play neocloud operator. We had previously formed a 50:50 joint venture, Texas Critical Data Center LLC (‘TCDC’), with New Era Energy & Digital Inc (‘New Era’) in January 2025, to fund and develop a data center site with a natural gas fired power plant in the Permian Basin of western Texas. We sold its 50% interest in TCDC to its joint venture partner, New Era, for consideration of US$70 million, paid via cash, secured promissory note and equity in New Era. The transaction completed in January 2026.

On January 22, 2026, Mr. Wolfgang Schubert, resigned as the Company’s Chief Executive Officer and from the Company’s board of directors (the “Board”). In connection with Mr. Schubert’s resignation as Chief Executive Officer of the Company, on January 22, 2026, the Board appointed Mr. James Manning, Non-Executive Chairman, director and greater than 10% stockholder of the Company, as its Chief Executive Officer.

In February 2026, the Company listed on the NASDAQ, raising US$125 million before costs. This transaction was a key strategic step that should enable the Company to access the largest public capital market in the world, providing the Company with capital raising alternatives which could lower its weighted average cost of capital while minimizing near-term equity dilution.

Key Factors Affecting Operating Results

The Company’s operating results for the year were primarily influenced by continued strategic activity following corporate transactions completed in 2025. A significant portion of the year was dedicated to advancing the planned merger, both from a corporate governance and regulatory standpoint, and through operational integration efforts. Concurrently, the Company invested heavily in the development and deployment of new proprietary operating software and cloud computing platforms. While these initiatives did not materially improve financial performance, they represent foundational work aimed at enabling future scalability, improved product offerings, and enhanced customer engagement. These investments are expected to support the acquisition of higher quality customers, deliver operational efficiencies, and position the business for long-term revenue growth and profitability. The Company views these developments as critical to its forward strategy, despite their limited impact on short-term results.

Industry Trends

During the year, the Company has strategically shifted its focus from providing storage services to developing and delivering GPU Cloud services, aligning with the growing demand for high-performance computing (HPC) and AI-driven workloads. This transition reflects a response to changing market dynamics and the increasing need for scalable, on-demand GPU infrastructure to support machine learning, AI training, and other compute-intensive applications.

The market for GPU Cloud services has shown strong theoretical demand, with significant interest from AI developers, research institutions, and enterprises seeking cost-effective, scalable compute resources. The Company anticipates that once its GPU deployments are fully operational and its orchestration layers are in place to facilitate seamless customer interaction and resource management, it will be well-positioned to capture an increase in revenue from this expanding industry.

However, the Company operates in a highly dynamic and competitive landscape, with several key challenges that could impact its ability to scale efficiently. Access to essential GPU hardware remains constrained, with supply chain limitations, geopolitical restrictions, and high demand from hyperscalers and AI-focused enterprises driving longer lead times and increased acquisition costs. The evolving nature of AI and high-performance computing technologies also presents a risk of obsolescence, requiring continuous adaptation and investment in next-generation infrastructure.

Additionally, rising operational costs, particularly for power, colocation services, and network infrastructure, are increasing the cost base for GPU Cloud services. These inputs are critical to the Company’s ability to deliver competitive pricing and maintain sustainable margins in a market where efficiency and performance optimization are key differentiators.

The Company is actively working to optimize its deployment strategies, secure long-term supplier agreements, and refine its orchestration technology to enhance scalability, utilization, and cost efficiency. As the GPU Cloud platform reaches full-scale deployment, the Company expects to capitalize on the strong demand for AI and HPC compute resources while mitigating the impact of rising costs and supply chain constraints.

Results of Operations

Results of Operations for the fiscal year ended December 31, 2025 compared to fiscal years ended December 31, 2024

The following table sets forth key components of the results of operations during the fiscal years ended December 31, 2025 and 2024.

	For the Years Ended
	December 31,
	2025	2024
Revenue	$1,566,631	$438,292
Cost of Revenue	1,465,824	719,993
Gross profit (loss)	100,807	(281,701)
Share based compensation	1,761,785	253,728
Selling, general and administrative expenses	12,116,600	2,368,745
Other expenses	1,024,166	2,047,133
Other income	(1,015,803)	(921,322)
Loss from operations	(13,785,941)	(4,029,985)
Non-operating income (expense):
Change in fair value of digital assets	(406,345)	157,923
Change in fair value of warrants	445,000	-
Change in fair value of convertible notes	(26,030,635)	-
Interest expense, net	(253,334)	(19,028)
Loss before income taxes	(40,031,255)	(3,891,090)
Income tax benefit (expense)	216,234	(32,908)
Net Loss	$(39,815,021)	$(3,923,998)
Net loss attributable to non-controlling interest	(191,112)	(18,717)
Net Loss Attributable to SharonAI Holdings Inc.	$(39,623,909)	$(3,905,281)

Commentary on Results of Continuing Operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024

Revenue

2025: $1,567 thousand| 2024: $438 thousand

Total revenue for the year ended December 31, 2025 and 2024, was $1,567 thousand and $438 thousand, respectively. The increase was primarily driven by the growth of the Company’s GPU cloud services segment, reflecting higher deployment of compute resources and expanding customer adoption across AI and high-performance computing use cases.

Cost of Revenue

2025: $1,466 thousand | 2024: $720 thousand

Cost of revenue for the year ended December 31, 2025 and 2024, was $1,466 thousand and $720 thousand, respectively, an increase of approximately $746 thousand. The increase was primarily driven by costs incurred in delivering GPU cloud computing operations. Key components included data center costs- comprising colocation facility fees, internet connectivity, and power consumption necessary to support high-performance infrastructure. The Company also incurred service fees under managed service agreements with third-party suppliers who provide and maintain the computer data storage equipment used in its operations. These fees include the use, upkeep, and performance monitoring of the hardware infrastructure.

Share-Based Compensation

2025: $1,762 thousand | 2024: $254 thousand

This figure represents stock-based compensation expenses issued to employees, executives, or advisors as part of recruitment and retention. Given the company’s new formation, share-based compensation is a tool to attract key talent and align leadership with long-term growth objectives. The value of share-based payments represents the amount of share based payments that has reached the performance criteria of the issuances (if any) pro rata expensed over the time based vesting term.

Selling, General, and Administrative Expenses (SG&A)

2025: $12,117 thousand | 2024: $2,369 thousand

Selling, general and administrative (SG&A) expenses for the year primarily reflect foundational investments to establish and scale the Company’s operations. The increase in expenses was largely attributable to employee-related costs, professional fees for legal, consulting, and audit services, and a significant portion of financing-related costs, including the allocation of convertible note issuance expenses. Management expects SG&A expenses to stabilize over time as the Company transitions from its initial setup and transactional activities to a more routine operating phase, with these foundational costs becoming less significant in future periods.

Other Expenses

2025: $1,024 thousand | 2024: $2,047 thousand

This category includes depreciation and amortization expenses recognized during the year related to both new and existing property, and equipment, as well as intangible assets acquired through recent business combinations. These non-cash charges reflect the systematic allocation of the cost of long-lived assets over their estimated useful lives and are primarily associated with infrastructure used in the Company’s data storage operations GPU cloud service operation. In addition, this category captures the impact of material unrealized gains and losses arising from the remeasurement of cross-currency balances under applicable foreign exchange accounting standards. These foreign currency translation adjustments, while non-operational in nature, can introduce volatility into reported results depending on exchange rate movements during the period. Together, these items contribute to the reported net loss but do not impact cash flows from operations and are expected to fluctuate based on the Company’s investment activity and foreign currency exposure.

Other Income

2025: $1,016 thousand| 2024: $921 thousand

Other income for the year ended December 31, 2025, primarily consisted of non-recurring items, including gains on the disposal of fixed assets and a settlement related to the reversal of a previously recognized sale of the Modular Data Center (MDC). In comparison, other income for 2024 mainly comprised research and development (R&D) grant income received under the Australian Taxation Office support program, which is recognized once all related conditions are met and the amounts are reasonably estimable. Management expects that other income in future periods will continue to be largely non-recurring in nature and outside the Company’s core operating activities.

Change in Fair Value of Digital Assets

2025: $(406) thousand | 2024: $158 thousand

The decrease in fair value of digital assets during the year reflects a decline in the market value of cryptocurrency previously held in connection with the Company’s Filecoin data storage operations. This loss is non-operational in nature and does not directly impact the core business activities or underlying operating performance. However, it does reduce reported earnings for the year. At December 31, 2025, the Company no longer holds any digital assets, as all such holdings were fully disposed of during the third quarter of 2025.

Change in Fair Value of Warrants

2025: $445 thousand | 2024: $0

The change in fair value of warrants for the year ended December 31, 2025, reflects the remeasurement of warrants classified as liabilities under ASC 480 and ASC 815. These warrants are initially recorded at fair value on the date of issuance and subsequently remeasured at each reporting period. Changes in fair value are recognized as non-cash gains or losses in the consolidated statements of operations. The fair value measurement considers factors such as the Company’s stock price, expected volatility, risk-free interest rates, remaining contractual term, and other relevant inputs. Management applies professional judgment in determining whether warrants meet the criteria for equity classification and in estimating their fair value, and views the resulting changes as non-cash adjustments that do not affect the Company’s liquidity or operational cash flows.

Change in Fair Value of Convertible Notes

2025: $26,031 thousand | 2024: $0

On December 19, 2025, the Company issued convertible notes to a subset of investors, including related parties, to secure funding until the IPO. The Company elected to account for convertible notes under fair value option. Accordingly, the notes were initially recorded at fair value, with the difference between the proceeds received and the initial fair value recognized as a non-cash loss in the statement of operations. Subsequent changes in the fair value of the notes and associated warrants through December 31, 2025, were immaterial and had no impact on reported earnings for the period.

Interest Expense, Net

2025: $253 thousand | 2024: $19 thousand

Net interest expense for the year primarily relates to interest incurred on lease liabilities recognized under right-of-use (ROU) asset arrangements and loans. These expenses reflect the financing component of current loans and long-term lease agreements associated with the Company’s operational infrastructure. The overall interest burden was slightly offset by interest income earned on term deposits held as part of the Company’s short-term obligations associated with managed service agreements.

Income Tax Benefit (Expense)

2025: $216 thousand| 2024: $33 thousand

For the year ended December 31, 2025, the Company recorded an income tax benefit of $216 thousand, primarily attributable to operating losses incurred during the period. These losses are consistent with the Company’s early-stage growth trajectory and reflect continued investment in product development, infrastructure buildout, and strategic corporate initiatives.

Liquidity and Capital Resources

Liquidity represents the Company’s ability to generate adequate resources to fund operations, meet contractual obligations, and support ongoing and future business activities. The Company’s primary liquidity requirements relate to working capital, capital expenditures associated with infrastructure expansion, and general corporate purposes. Key drivers of liquidity include cash flows from operations, the timing of customer receipts, vendor payment terms, and strategic investment activities.

As of December 31, 2025, the Company held cash of $71.07 million. During the year, the Company successfully closed approximately USD $104 million of pre-IPO funding through the issuance of convertible notes, strengthening its liquidity position. The Company also has outstanding note payables, as disclosed in Note 11, Note Payable, and Note 12, Convertible Notes, to the consolidated financial statements. These instruments contain terms that may require settlement in cash, conversion into equity, or repayment upon maturity, depending on future events. Subsequent to year end, in January 2026, the Company repaid in full the note payable related to the Yorkville loan. Other than this repayment, no significant principal repayments are contractually required within the next 12 months. The Company continues to monitor its obligations closely in light of operational funding needs and market conditions,

Management continuously evaluates the Company’s capital structure and may seek additional financing, including equity issuances, debt facilities, or hybrid instruments, to support the expansion of its GPU infrastructure and related platform capabilities. The Company has historically accessed external capital to fund growth and believes it will be able to continue doing so as needed.

The Company has incurred operating losses to date and expects to continue investing in scaling its infrastructure and operations. These factors indicate that additional capital will be required to support ongoing activities and meet obligations as they become due.

The Company is actively engaged in capital raising discussions with existing and prospective investors. Management believes that these efforts, together with operational cash flows and strategic investment plans, will provide sufficient liquidity to support the Company’s continued operations.

Cash Flow Analysis

The following table provides a summary of the cash flow statement for the year ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(2,638,947)	$(2,205,993)
Net cash provided by (used in) investing activities	$(13,805,595)	$(3,036,503)
Net cash provided by (used in) financing activities	$83,044,339	$10,023,764

Operating Activities

Net cash used in operating activities was $2,639 thousand for the year ended December 31, 2025. Operating cash flows reflected receipts from the Company’s Filecoin data storage operations and GPU cloud services, offset by operating expenditures, including product development costs, infrastructure-related expenses to support expansion, and professional fees. The Company ceased its Filecoin data storage operations during the second quarter of 2025. Future operating cash flows will depend on the performance and scaling of the Company’s GPU cloud business and its ability to manage operating costs.

Investing Activities

Net cash used in investing activities was $13,806 thousand for the year ended December 31, 2025, primarily attributable to capital expenditures for the purchase of servers and related infrastructure equipment to support the Company’s operations and expansion of its GPU cloud capacity.

Financing Activities

Net cash provided by financing activities was $83,044 thousand for the year ended December 31, 2025, primarily driven by proceeds from the issuance of convertible notes during the year. These inflows were partially offset by cash payments for debt issuance costs associated with the convertible notes and payments made toward lease liabilities in accordance with the Company’s lease agreements.

Future Cash Requirements

The company is in a position of stable cash balance to continue its intrinsic operations and expansion of products. The Company also expects to raise further funds to acquire additional equipment and participation in joint venture requirements for further increase in business expansion.

US Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, introduces changes to the international tax framework, and reinstates favorable tax treatment for select business-related provisions. The OBBBA includes multiple effective dates, with some measures applicable beginning in 2025 and others taking effect in subsequent periods. We are currently evaluating the potential impact of the OBBBA on our consolidated financial statements.

Research and Development, Patents, and Licenses

Our research and development, or R&D, program is focused on researching and exploring opportunities to develop proprietary data storage software and system architecture to accelerate storage and retrieval of data across distributed networks and management of complex compute resource demands to enable idle compute to serve multiple purposes. We procure all the necessary hardware and conduct research and development on service management, focusing on enhancing user interfaces, optimizing load management, and improving orchestration for seamless and efficient operations.

We have also commenced research into the software elements of computing and are in the initial stages of researching a range of programs to improve efficiency and accessibility of our products. We are currently only conducting research in Australia under the R&D Tax incentive scheme. We do not operate a separate division or forecast budget for R&D activities instead evaluating expenses occurred through the year on an arrears basis.

The R&D Tax Incentive in Australia is a government program that provides tax offsets to businesses investing in eligible research and development activities. Companies with an annual turnover below AUD$20 million receive a refundable tax offset of their corporate tax rate plus an 18.5% premium, while larger businesses receive a non-refundable offset based on their R&D intensity. To qualify, activities must involve systematic experimentation to generate new knowledge, adhering to scientific principles. Businesses must register their R&D activities with AusIndustry and then claim the offset through the Australian Taxation Office. The incentive is designed to support innovation, technology development, and business growth, but companies must ensure reporting and compliance to be eligible.

Off-Balance Sheet Arrangements

As of the reporting date, SharonAI has entered into certain contractual obligations that are not recognized on the balance sheet but may have a material effect on the Company’s financial condition, results of operations, or liquidity. These off-balance sheet arrangements primarily consist of data center colocation facility commitments and managed service agreements.

Colocation Facility Commitments

The Company has entered into colocation agreements for data center facilities under non-cancellable operating lease arrangements. These agreements are generally structured with five-year terms, with costs that fluctuate based on the quantity of deployed equipment and power usage. The Company’s future obligations under these agreements are contingent upon business expansion, changes in IT infrastructure needs, and energy consumption levels.

Although these commitments do not appear as liabilities on the balance sheet under applicable accounting standards, they represent a significant financial obligation that impacts future cash flows. If the Company’s colocation needs increase or energy prices rise, the total financial exposure under these agreements could materially increase. Conversely, the Company’s ability to reduce these commitments may be limited due to contract terms and renewal obligations.

Managed Service Agreements

The Company has multiple agreements for managed service equipment and associated services with third-party vendors. These agreements involve commitments totaling approximately $34,000 per month, with remaining contract durations ranging from 2 to 5 years. The Company’s obligations under these contracts include ongoing infrastructure support, equipment maintenance, and service-level agreements (SLAs).

Although these obligations do not meet the criteria for balance sheet recognition, they represent recurring financial commitments that impact operating expenses and liquidity. If the Company seeks to renegotiate, terminate, or scale these agreements, penalties or additional costs may be incurred.

Potential Effects on Liquidity and Financial Condition

The Company continuously evaluates its off-balance sheet arrangements to assess their impact on liquidity, financial position, and operational flexibility. Factors that could materially affect these commitments include:

●	Changes in power costs: Volatility in energy pricing could increase the total cost of colocation facility commitments.

●	Scalability of IT infrastructure: Higher-than-expected deployment of new equipment may lead to increased costs under colocation agreements.

●	Service provider risks: Changes in vendor pricing, contract renewals, or service disruptions could impact the cost-effectiveness of managed service agreements.

At this time, the Company does not believe that these off-balance sheet arrangements create material risks beyond those disclosed in its financial statements and risk factors. However, the Company will continue to monitor and manage these obligations in alignment with its operational and financial strategies.

Critical Accounting Estimates and Significant Judgements

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for Reverse Recapitalization and Basis of Presentation

The business combination with Roth was accounted for as a reverse recapitalization under ASC 805-40, with SharonAI Inc. determined to be the accounting acquirer. As a result, the transaction was treated as a capital transaction rather than a business combination, and no goodwill or intangible assets were recognized.

This determination required significant judgment, particularly in identifying the accounting acquirer and evaluating the substance of the transaction. The consolidated financial statements reflect the historical financial position and results of operations of SharonAI Inc. prior to the transaction.

In addition, our consolidated financial statements have been prepared using the predecessor value method for entities under common control, which requires judgment in determining the appropriate basis of presentation.

Goodwill Impairment

Goodwill of $18.0 million arose from the acquisition of Distributed Storage Solutions Pty Ltd in June 2024 and is allocated to our single reporting unit.

We evaluate goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2025, we approved the closure of our distributed storage operations, which constituted a triggering event. As a result, we performed an interim impairment assessment as of June 30, 2025.

Our impairment assessments require significant judgment in estimating the fair value of the reporting unit, which we determine using a discounted cash flow (“DCF”) model. Key assumptions used in the analysis include projected future cash flows, expected growth rates, and discount rates. These assumptions are inherently uncertain and are based on management’s expectations regarding future operating performance and market conditions.

As of both June 30, 2025 and October 1, 2025, the estimated fair value of the reporting unit exceeded its carrying amount, and no impairment was recognized. Changes in key assumptions, particularly projected cash flows and discount rates, could result in a materially different outcome in future periods.

Fair Value of Convertible Notes

We have elected the fair value option for our convertible notes under ASC 825. These instruments are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings (other than changes attributable to instrument-specific credit risk, which are recorded in other comprehensive income).

The determination of fair value requires the use of valuation techniques and significant judgment, particularly when observable market data is limited. Key assumptions may include expected volatility, discount rates, and other inputs that are sensitive to changes in market conditions.

Because these estimates involve the use of unobservable inputs, changes in assumptions could result in significant fluctuations in the reported fair value of these instruments and related gains or losses in our consolidated statements of operations.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718. The fair value of stock-based awards is measured at the grant date and recognized as expense over the requisite service period.

The valuation of stock options requires the use of the Black-Scholes option pricing model, which involves significant judgment in determining key assumptions, including expected volatility, expected term, risk-free interest rate, and expected forfeiture rates. Restricted stock units are generally valued based on the market price of our common stock on the grant date.

These assumptions are inherently subjective and may differ from actual future results. Changes in these assumptions could have a material impact on the amount of share-based compensation expense recognized in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SharonAI Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SharonAI Holdings Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2025.

Tulsa, Oklahoma
March 31, 2026

SHARONAI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$71,073,024	$4,424,805
Certificates of deposits	-	770,799
Trade and other receivables	749,677	984,547
Convertible note proceeds receivable	15,171,072	-
Assets held for sale	1,135,490	-
Other current assets	288,191	30,018
Total current assets	88,417,454	6,210,169
Property and equipment, net	15,207,775	4,576,105
Right of use assets, net	7,140,877	935,336
Digital assets	-	721,664
Intangible assets, net	-	1,658,963
Certificates of deposits	915,397	-
Other long-term assets	3,414,432	-
Goodwill	18,044,215	18,044,215
TOTAL ASSETS	$133,140,150	$32,146,452
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other payables	$3,433,320	$957,829
Warrant liability	890,000	-
Note payable	2,254,968	5,435
Convertible notes	129,017,286	-
Finance lease liabilities, current portion	1,072,820	186,620
Other current liabilities	2,701,932	-
Total current liabilities	139,370,326	1,149,884
Finance lease liabilities, net of current portion	3,918,081	760,087
Deferred tax liabilities	-	327,535
TOTAL LIABILITIES	143,288,407	2,237,506
Stockholders’ equity:
Series A Preferred Stock (0 and 15,000 shares issued and outstanding as of December 31, 2025 and December 31,2024, respectively)	-	2
Series B Convertible Preferred Stock (0 and 27,000 shares issued and outstanding as of December 31, 2025 and December 31,2024, respectively)	-	3
Common Stock- Class A (11,832,164 and 1,067,213 shares issued and outstanding as of December 31, 2025 and December 31,2024, respectively)	1,183	107
Common Stock- Class B (136,341 and 0 shares issued and outstanding as of December 31, 2025 and December 31,2024	14	-
Additional paid-in capital	33,861,613	33,304,160
Accumulated deficit	(43,529,190)	(3,905,281)
Accumulated other comprehensive income (loss)	(372,992)	423,858
Noncontrolling interest	(108,885)	86,096
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,148,257)	29,908,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,140,150	$32,146,452

See Accompanying Notes to Consolidated Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Years Ended
	December 31,
	2025	2024
Revenue	$1,566,631	$438,292
Cost of Revenue	1,465,824	719,993
Gross profit (loss)	100,807	(281,701)
Share based compensation	1,761,785	253,728
Selling, general and administrative expenses	12,116,600	2,368,745
Other expenses	1,024,166	2,047,133
Other income	(1,015,803)	(921,322)
Loss from operations	(13,785,941)	(4,029,985)
Non-operating income (expense):
Change in fair value of digital assets	(406,345)	157,923
Change in fair value of warrants	445,000	-
Change in fair value of convertible notes	(26,030,635)	-
Interest expense, net	(253,334)	(19,028)
Loss before income taxes	(40,031,255)	(3,891,090)
Income tax benefit (expense)	216,234	(32,908)
Net Loss	$(39,815,021)	$(3,923,998)
Net loss attributable to non-controlling interest	(191,112)	(18,717)
Net Loss Attributable to SharonAI Holdings Inc.	$(39,623,909)	$(3,905,281)

Other comprehensive income (loss)
Foreign currency translation adjustments	(800,719)	424,883
Other comprehensive income (loss)	(800,719)	424,883
Other comprehensive income (loss) attributable to noncontrolling interest	(3,869)	1,025
Other comprehensive income (loss) attributable to SharonAI Holdings Inc.	(796,850)	423,858
Comprehensive loss attributable to SharonAI Holdings Inc.	$(40,420,759)	$(3,481,423)

Net loss per share, basic and diluted	$(4.04)	$(0.77)
Weighted average number of shares outstanding	9,804,075	5,056,870

See Accompanying Notes to Consolidated Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

(Expressed in U.S. dollars, except for the number of shares)

	Series A Preferred		Series B Preferred		Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Income (Loss) (AOCI)	Total SharonAI Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2023	-	-	-	-	2,727	-	-	-	-	-	204	-	-	204	-	204
Issuance of Series A preferred stock	15,000	2	-	-	-	-	-	-	-	-	14,998	-	-	15,000	-	15,000
Issuance of Series B preferred stock	-	-	27,000	3	-	-	-	-	-	-	26,997	-	-	27,000	-	27,000
Issuance of common stock	-	-	-	-	2,337,567	26	-	-	-	-	10,640,694	-	-	10,640,719	-	10,640,719
Capital raising costs	-	-	-	-	-	-	-	-	-	-	(593,059)	-	-	(593,059)	-	(593,059)
AAM share exchange, net	-	-	-	-	1,906,018	21	-	-	-	-	(21)	-	-	-	-	-
Acquisition of DIF	-	-	-	-	499,909	6	-	-	-	-	1,256,040	-	-	1,256,046	-	1,256,046
Acquisition of DSS	-	-	-	-	4,840,633	53	-	-	8,195	-	20,865,114	-	-	20,865,167	766,256	21,631,423
Conversion of SAFE securities	-	-	-	-	31,276	-	-	-	-	-	176,999	-	-	176,999	-	176,999
Purchase of noncontrolling interest	-	-	-	-	84,912	1	-	-	-	-	662,467	-	-	662,468	(662,468)	-
Share based compensation	-	-	-	-	-	-	-	-	57,294	-	253,728	-	-	253,728	-	253,728
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,905,281)	-	(3,905,281)	(18,717)	(3,923,998)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	-	-	423,858	423,858	1,025	424,883
Balance at December 31, 2024	15,000	2	27,000	3	9,703,042	107	-	-	65,489	-	33,304,160	(3,905,281)	423,858	29,822,849	86,096	29,908,945
Conversion of 45,203,220 Roth Class A ordinary shares and 75,000 Roth Class B ordinary shares into 905,566 SharonAI Holdings Inc. Class A ordinary common stock	-	-	-	-	905,566	-	-	-	-	-	-	-	-	-	-	-
Conversion of $270,000 of related party debt converted in 2,249,999 Roth Class A ordinary shares and subsequently into 45,000 SharonAI Holdings Inc. Class A Ordinary Common stock	-	-	-	-	45,000	-	-	-	-	-	-	-	-	-	-	-
Conversion of SAI Preferred A shares into Class B common stock	(15,000)	(2)	-	-	-	-	136,341	14	-	-	(12)	-	-	-	-	-
Conversion of SAI Preferred B shares into Class A common stock	-	-	(27,000)	(3)	736,230	74	-	-	-	-	(71)	-	-	-	-	-
Consolidation of Roth CH and elimination of pre-acquisition equity balances with corresponding adjustment to additional paid-in capital	-	-	-	-	-	957	-	-	-	-	(3,935,503)	-	-	(3,934,546)	-	(3,934,546)
Issuance of common stock upon exercise of warrants	-	-	-	-	67,325	7	-	-	-	-	481,292	-	-	481,299	-	481,299
Issuance and immediate conversion on closing of $2,250,000 of convertible note instruments converted in to 375,001 Class A ordinary shares	-	-	-	-	375,001	38	-	-	-	-	2,249,962	-	-	2,250,000	-	2,250,000
Share based compensation	-	-	-	-	-	-	-	-	-	-	1,761,785	-	-	1,761,785	-	1,761,785
Net income	-	-	-	-	-	-	-	-	-	-	-	(39,623,909)	-	(39,623,909)	(191,112)	(39,815,021)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	-	-	(796,850)	(796,850)	(3,869)	(800,719)
Balance at December 31, 2025	-	-	-	-	11,832,164	1,183	136,341	14	65,489	-	33,861,613	(43,529,190)	(372,992)	(10,039,372)	(108,885)	(10,148,257)

See Accompanying Notes to Consolidated Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Expressed in US dollars)

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period, including noncontrolling interest	$(39,815,021)	$(3,923,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,052,411	566,110
Share based compensation	1,761,785	253,728
Change in fair value of digital assets	406,345	(157,923)
Intangible assets (FIL) revenue	(133,235)	(219,763)
Intangible assets (FIL) cost of revenue	141,338	118,497
Amortization of Intangible assets	1,650,000	564,671
Income tax (benefit) expense	(216,234)	32,908
Unrealized (gains) losses on foreign currency exchange	(1,106,756)	956,560
Change in fair value of convertible notes	26,030,635	-
Change in fair value of warranty liability	(445,000)	-
Gain on sale of fixed property and equipment	(945,662)	(273,273)
Bad debt expense	73,434	-
Debt issuance costs	5,935,530	-
Changes in assets and liabilities:
Trade and other receivables	181,427	(759,340)
Other current assets	(239,242)	27,285
Other long-term assets	8,963	-
Trade and other payables	(531,597)	608,545
Other current liabilities	2,551,932	-
Net cash flows from/(used in) operating activities	(2,638,947)	(2,205,993)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from DSS acquisition	-	55,836
Purchase of certificates of deposit	(86,828)	(264,363)
Payment for the purchase of property and equipment	(10,950,712)	(2,947,244)
Proceeds from sales of digital assets	339,412	119,268
Investment - Texas Critical Data Centers JV	(3,414,432)	-
Cash received as initial deposit related to the sale of TCDC investment	150,000	-
Proceeds from sale of property and equipment	156,965	-
Net cash flows from/(used in) investing activities	(13,805,595)	(3,036,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	481,299	10,184,394
Issuance costs related to capital raise	(5,731,313)	(622,231)
Proceeds from debt issuance with related parties	-	419,601
Proceeds from issuance of preferred shares	-	42,000
Cash received from convertible note issuance	89,221,502	-
Payment for lease liabilities	(3,176,273)	-
Proceeds from issuance of note payable	2,249,124	-
Net cash flows from/(used in) financing activities	83,044,339	10,023,764
Effect of exchange rates changes on cash and cash equivalents	48,422	(356,667)
Net cash increase/(decreases) in cash and cash equivalents	66,648,219	4,424,601
Cash and cash equivalents at beginning of period	4,424,805	204
Cash and cash equivalents at end of period	$71,073,024	$4,424,805

Refer to Note 19 for the supplemental cash flows information.

See Accompanying Notes to Consolidated Financial Statements.

SHARONAI HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Unless otherwise stated in this Notes to Consolidated Financial Statements, references to “we,” “us,” “our,” “Company” or “our Company” are to SharonAI Holdings Inc. and its subsidiaries.

The consolidated financial statements cover SharonAI Holdings Inc. (“the Company” or “SAI”) and its controlled entities (“the Group”). SAI is a digital infrastructure provider, incorporated in Delaware, United States on February 15, 2024.

On April 29, 2024, SAI and Alternative Asset Management Pty Ltd (“AAM”), who had identical ownership interest as SAI, completed a share exchange. AAM did not have business operations but owned certain mining assets. Pursuant to the transaction there was no change in relative voting interest amongst the existing shareholders of both entities. See Note 2(b) for additional reporting considerations for the share exchange.

On June 30, 2024, SAI acquired the majority equity interest of Distributed Storage Solutions Limited (“DSS”). DSS is a cloud storage provider providing robust data storage infrastructure in the Filecoin network with additional focus on high performance computers (HPC) and artificial intelligence, which was determined to be a business combination.

In January of 2025, SAI formed a 50:50 joint venture with New Era Helium, Inc., named Texas Critical Data Centers LLC (“TCDC”), to fund, develop, and construct a planned 250MW net-zero energy data center behind the meter with a natural gas-fired power plant within the Permian Basin in Western Texas. New Era Helium, Inc. is a Nasdaq listed industrial gas company that is expected to provide a portion of the natural gas required by the power plant.

On January 28, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Roth CH Acquisition Co. (“Roth”) and subsequently on October 21, 2025 filed an S-4 registration statement in participation with Roth with the Securities and Exchange Commission (“SEC”).

On June 9, 2025, the Company made a strategic decision to cease its participation in the operations associated with the Filecoin ecosystem in order to focus its resources and efforts on the continued growth of its high-performance GPU-as-a-Service (GPUaaS) business. This decision aligns with the Company’s long-term strategy to concentrate on providing scalable, on-demand computing infrastructure for artificial intelligence, research, and other data-intensive applications.

As of June 30, 2025, all activities related to the Company’s prior Filecoin-related operations had been fully wound down. This transition reflects a broader shift toward infrastructure services with more predictable and scalable revenue opportunities and supports the Company’s goal of building a focused, capital-efficient technology services platform.

On December 17, 2025, the Company completed its previously announced business combination pursuant to the Business Combination Agreement dated January 28, 2025, as amended, with Roth and Roth CH Holdings Inc. In connection with the closing, Roth domesticated from the Cayman Islands to the State of Delaware by merging into Roth CH Holdings Inc., which subsequently changed its name to SharonAI Holdings Inc. Immediately following the domestication, SharonAI Inc. merged with a subsidiary of SharonAI Holdings Inc., with SharonAI Inc. surviving the merger as a wholly owned subsidiary of SharonAI Holdings Inc. As a result of the transaction, former equity holders of SharonAI Inc. received an aggregate of 10,506,472 shares of Class A common stock and 136,341 shares of Class B common stock of SharonAI Holdings Inc., subject to the terms and conditions of the Business Combination Agreement. In connection with the business combination, the Company assumed approximately $3.9 million of liabilities, consisting primarily of accounts payable and accrued expenses, accrued liabilities, and warrant liabilities.

For accounting purposes, the transaction was treated as a reverse recapitalization, with SharonAI Inc. determined to be the accounting acquirer and Roth treated as the acquired entity. See Note 2 to the consolidated financial statements for additional information regarding the accounting treatment of the business combination.

Following the closing of the business combination, the common stock and warrants of SharonAI Holdings Inc. began trading on the OTC Market under the ticker symbols “SHAZ” and “SHAZW,” respectively.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the balances and results of operations of the Company and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

Principles of consolidation

Pursuant to the share exchange with the holders of AAM’s equity, which had the same ownership structure as SAI before and after the share exchange, the Group financial statements have been prepared on a consolidated basis by applying the predecessor value method as if the AAM share exchange had been completed at the beginning of the earliest reporting period.

The consolidated statements of profit or loss and other comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows of SAI and AAM for the relevant periods include the results and cash flows of SAI and AAM from the earliest date presented.

The consolidated balance sheets as of December 31, 2025 and December 31, 2024 have been prepared to present the assets and liabilities of the subsidiaries using the existing book values from the common shareholders’ perspective. No adjustments are made to reflect fair values, or to recognize any new assets or liabilities as a result of the share exchange.

On December 17, 2025, the Company completed a business combination with Roth pursuant to the Business Combination Agreement. Following the transaction, SharonAI Inc. became a wholly owned subsidiary of SharonAI Holdings Inc. For accounting purposes, the transaction was treated as a reverse recapitalization in accordance with Accounting Standards Codification (ASC) 805-40, Business Combinations- Reverse Acquisitions. Under this method of accounting, SharonAI Inc. was determined to be the accounting acquirer and Roth was treated as the acquired entity for financial reporting purposes. Accordingly, the transaction was accounted for as a capital transaction, with no recognition of goodwill or other intangible assets. The net assets of Roth were recorded at historical cost, and the consolidated financial statements reflect the historical financial position and results of operations of SharonAI Inc. prior to the transaction.

On December 23, 2025 , we (i) effected a 1-for-50 reverse stock split of its outstanding common stock, including both shares of its Class A Ordinary Common Stock and Class B Super Common Stock, and (ii) reduce its authorized common stock to 100,136,341 shares, being 100,000,000 shares of Class A Ordinary Common Stock and 136,341 shares of Class B Super Common Stock. In addition to reducing the shares of common stock outstanding, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the exercise of stock options, warrants and unit purchase options and conversion of convertible notes outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise/conversion prices. All share and per share information, including share-based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split.

Certain reclassifications have been made to the prior period consolidated  financial statements to conform to the current year presentation. These reclassifications had no impact on the previously reported net loss and accumulated deficit

For all other business combinations, the Group’s consolidated financial statements include the financial position and performance of controlled entities from the date on which control is obtained until the date that control is lost. For all periods presented, the consolidated financial statements include the Group.

All inter-company transactions are eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign currency translation

The financial statements of the Group’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Foreign currency transaction gains and losses are included in other expenses in the consolidated statements of operations and comprehensive loss. The Company recorded realized foreign currency transaction loss of $2 thousand and an unrealized foreign currency transaction loss of $799 thousand for the years ended December 31, 2025 and realized foreign currency transaction gain of $40 thousand and an unrealized foreign currency transaction loss of $971 thousand for the December 31, 2024. These are included in other expenses, in the consolidated statements of operations and comprehensive loss.

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the fair value is concentrated in a single identifiable asset, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes pre-acquisition direct costs recorded in accrued professional and consulting fees. Goodwill is not recognized in asset acquisitions.

Revenue recognition

The Group recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to the performance obligation in the contract
v.	recognize revenue when the entity satisfies a performance obligation.

Below is a discussion of how the Group’s revenues are earned and the Group’s accounting policies pertaining to revenue recognition under ASC 606 and other required disclosures.

Digital asset - mining revenue

The Group provided data storage services in exchange for non-cash consideration in the form of a digital asset.

The Group’s performance obligations to provide the data storage services arises in the Filecoin (“FIL”) network when a customer in this network digitally requests the service from data storage providers such as the Group.

The Group satisfies this performance obligation when it proves delivery of data storage services on the FIL blockchain by undertaking daily computations that validate the successful delivery of the data storage services to the end FIL customer. Upon selection as the storage provider and successful validation, the Group receives its share of network block rewards, and therefore recognizes revenue at that point in time, for the satisfactory completion of this performance obligation.

The relative share of network block rewards in Filecoin is determined by the amount of “sealed” or proven storage that the Group has in the network. The more data the Group stores the higher the probability of winning block rewards.

Block rewards are deposited into the Group’s digital wallets immediately upon completing the validation (WinningPoSt) computations.

In the second quarter of 2025, the Company discontinued its Filecoin-related activities as part of a strategic shift in operations.

Revenue from provision of GPU infrastructure

The Group earns revenues from the provision of GPU infrastructure as a service to customers via a marketplace. Revenue from provision of GPU infrastructure for the Group is recognized on a weekly basis as the performance obligation of the supplied GPU IaaS is met. The Group satisfies this performance obligation when it has the required equipment available to the customer for the period.

Cost of revenue

Cost of revenue consists primarily of expenses that are directly related to providing the Group’s service to its paying customers. These primarily consist of material costs related to digital currency mining and provision of GPU infrastructure services.

Income tax benefit (expense)

The income tax benefit (expense) recognized in the consolidated statements of operations and comprehensive loss comprises current income tax expense plus deferred tax expense.

Current tax is the amount of income taxes payable (recoverable) in respect of the taxable profit (loss) for the year and is measured at the amount expected to be paid to (recovered from) the taxation authorities, using the tax rates and laws that have been enacted by the end of the reporting period. Current tax liabilities (assets) are measured at the amounts expected to be paid to (recovered from) the relevant taxation authority.

Deferred tax is provided on temporary differences which are determined by comparing the carrying amounts of tax bases of assets and liabilities to the carrying amounts in the consolidated financial statements.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted or substantively enacted by the end of the reporting period.

Deferred tax assets are recognized for all deductible temporary differences and unused tax losses to the extent that it is probable that taxable profit will be available against which the deductible temporary differences and losses can be utilized.

Tax positions taken or expected to be taken in the course of preparing the Group’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There are no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2025, or December 31, 2024. The Group’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Group had no material accruals for interest or penalties related to income tax matters as of December 31, 2025, or December 31, 2024. Generally, the Group’s tax returns are subject to examinations by local Australian tax authorities for tax filings for all years since inception.

Cash and cash equivalents

Cash and cash equivalents comprise cash in bank, demand deposits and short-term investments which are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 7 for valuation methodology of warrants.

Financial instruments

Financial instruments are recognized initially on the date that the Group becomes party to the contractual provisions of the instrument. The carrying amounts cash and cash equivalents and certificates of deposit approximate fair value due to the short-term nature of these instruments.

The Company has elected the fair value option for its convertible notes in accordance with ASC 825. These instruments are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. Refer to Note 9- Convertible Notes and Note 18- Fair Value Measurements for additional information, including the fair value hierarchy classification.

Goods and services tax (GST)

Revenue, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the Australian Taxation Office (ATO).

Receivables and payables are stated inclusive of GST.

Cash flows in the consolidated statements of cash flows are included on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority is classified as operating cash flows.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to income in the consolidated statements of operations and comprehensive loss. The Group provides for depreciation using the straight-line method over the estimated useful lives of the respective assets.

A summary of estimated useful lives is as follows:

Fixed asset class	Useful life
Used Computer Equipment	1 year
Computer Equipment	2-5 years
Other Equipment	5 years

Other Equipment above includes modular data centers, electrical equipment, cooling infrastructure equipment, telecommunication modules and sundry building and storage. Major improvements are capitalized while replacement, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

Intangible assets

Intangible assets are recognized at fair value when acquired, either separately or as part of a business combination, in accordance with ASC 805. Identifiable intangibles are those that are either separable or arise from contractual or legal rights. Internally generated intangible assets, such as brands or customer relationships, are generally expensed as incurred, with the exception of certain software development costs, which may be capitalized once technological feasibility is established, per ASC 350-40.

Finite-lived intangible assets are amortized over their estimated useful lives, typically on a straight-line basis, reflecting the consumption of economic benefits. Useful lives are based on legal, contractual, or economic factors and are generally between 1 to 20 years. Residual values are assumed to be zero unless a third-party commitment exists. Amortization begins when the asset is available for use and any changes in useful life or method are accounted for prospectively.

Intangible assets with indefinite lives, such as trademarks or perpetual licenses, are not amortized but are tested for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with ASC 350. Goodwill, which arises in business combinations, is also not amortized but tested for impairment annually at the reporting unit level or when triggering events occur. An optional qualitative assessment may be performed before a quantitative test. Intangible assets with indefinite lives and goodwill are evaluated at the beginning of the fourth quarter annually in line with company policy.

Finite-lived intangible assets are assessed for impairment under ASC 360-10 if events suggest their carrying amount may not be recoverable. If undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized as equal to the excess of carrying value over fair value. For indefinite-lived intangibles and goodwill, impairment losses are recorded when the carrying amount exceeds fair value, with goodwill impairment limited to the carrying amount of goodwill.

During the second quarter of 2025, the Company discontinued its Filecoin operations. As a result of this strategic decision, the Company determined that the intangible assets associated with Filecoin-related technology no longer had any future economic benefit. In accordance with ASC 350, Intangibles- Goodwill and Other, the carrying amount of these intangible assets was fully amortized.

Digital assets

The Group purchased or mined digital assets or received digital assets as consideration for the delivery of its services. The Group accounted for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles- Goodwill and Other- Crypto Assets. The Group has ownership of and control over the digital assets and may use third-party custodial services to secure it.

The digital assets are initially recorded at cost if purchased or fair value if received in mining revenue operations and are subsequently remeasured on the consolidated balance sheet at fair value. Cost is determined based on the cash consideration paid net of the transaction costs. The Group remeasures on a monthly basis the fair value of the digital assets determined by observable market rates.

The Group recognized a loss of $406 thousand from the fair value measurement of digital assets during the year ended December 31, 2025, and a gain of $158 thousand for the fair value measurement of digital assets during the year ended December 31, 2024. Gains and losses from the remeasurement of digital assets are included in net income and are presented separately from other intangible assets.

At times, the Group may settle various payables and accrued liabilities in digital assets within the normal course of operations. Gains and losses arising from transactions settled with digital assets are included as a component of other income or selling, general, and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

The Group’s digital assets consisted primarily of Filecoin crypto-currency.

Goodwill

Goodwill of $18.0 million arose from the acquisition of Distributed Storage Solutions Pty Ltd in June 2024 and is allocated to the Group’s single reporting unit, which is also its sole operating segment focused on high-performance computing services.

During the second quarter of 2025, the Group approved the closure of its distributed storage operations, which constituted a triggering event. An interim impairment test was performed as of June 30, 2025, and no impairment was recognized.

The Group performs its annual goodwill impairment test as of October 1 in accordance with ASC 350-20. Accordingly, a quantitative impairment assessment was performed as of October 1, 2025 using a discounted cash flow (“DCF”) model. The analysis indicated that the fair value of the reporting unit significantly exceeded its carrying amount.

Management also assessed whether events or changes in circumstances between October 1, 2025 and December 31, 2025 indicated impairment and concluded that no additional impairment indicators were present.

Accordingly, no goodwill impairment was recognized for the year ended December 31, 2025. Management will continue to monitor for impairment indicators in future periods in accordance with ASC 350-20.

Equity-settled compensation

The Group follows ASC 718-10, Compensation-Stock Compensation. The Group offers equity-settled stock-based compensation employee share and option plans. The fair value of the equity to which employees become entitled is measured at grant date and recognized as an expense over the vesting period, with a corresponding increase to equity.

Vesting conditions are taken into account when considering the number of options expected to vest. At the end of each reporting period, the Group revises its estimate of the number of options which are expected to vest. Revisions to the prior period estimates are recognized in profit or loss and equity.

The Group has the following types of equity settled transactions:

Options

The Group issues options to board members. The options are measured at fair value based on the Black-Scholes option pricing model on the grant date and are expensed immediately where there are no conditions attached, or over the vesting period.

Restricted Stock Units

The Group issues restricted stock units to employees. These units are measured at fair value based on observable market bid prices on the grant date and are expensed immediately where there are no conditions attached, or over the vesting period.

Recently Adopted and Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. This guidance is effective for annual reporting periods in fiscal years beginning after December 15, 2024. As of December 31, 2025, the Company has adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included herein, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. Revenue and Other Income

	For the Years Ended
	December 31,
	2025	2024
Revenue
Digital Asset Mining Revenue	$128,842	$232,510
Provision of GPU Infrastructure services	1,436,420	205,043
Other revenue	1,369	739
Total Revenue	$1,566,631	$438,292

Other income

	For the Years Ended
	December 31,
	2025	2024
Other income
Gain on Disposal of Fixed Assets	$961,713	$-
Fixed asset donation	-	273,273
Other Income	54,090	-
Research and development Grants	-	648,049
Other Income	$1,015,803	$921,322

The sale of fixed asset in first quarter is for the sale of the tier 3 by design modular data center and ancillary infrastructure equipment owned by SharonAI Pty Ltd. The assets were located in Australia and were sold to a private Australian company with proceeds due in May 2025. The assets were sold for a total of $1,257 thousand (AUD$2,000 thousand) including Goods and Service Tax (GST). A gain on sale of $809 thousand was recognized from the sale.

On June 20, 2025, the Company repossessed the Modular Data Center (MDC) following the buyer default on the previously recognized sale transaction. In accordance with ASC 360, the MDC was re-recognized as an asset held for sale and measured at its fair value less costs to sell (FVLCTS). As of June 30, 2025, management determined the FVLCTS of the modular data center to be $1,109 thousand (AUD$1,700 thousand), based on a cost approach adjusted for obsolescence, market corroboration from non-binding offers, and consideration of the asset’s specialized nature and limited liquidity. In the absence of a completed sale, management performed an updated valuation analysis as of December 31, 2025 to reassess the asset’s fair value. As of December 31, 2025, the Company engaged an independent third-party valuation specialist who estimated the MDC’s value. Management evaluated this valuation in the context of the requirements for measuring assets held for sale under ASC 360, including consideration of expected selling costs, market liquidity, and the likelihood of achieving the appraised value in an orderly transaction within a reasonable period. Based on this assessment and corroborating market evidence, management concluded that the previously determined fair value less costs to sell of $1,135 thousand (AUD$1,700 thousand) remained the most representative estimate of the amount expected to be realized from a sale as of December 31, 2025. Accordingly, the carrying value of the MDC was not adjusted at year-end.

On June 30, 2025, the Company completed the sale of a set of storage servers for total consideration of $153 thousand (AUD$235 thousand). The assets, which were previously classified as property and equipment, were fully depreciated and no longer in active use at the time of sale. As a result, the entire sale proceeds were recognized as a gain on disposal in the consolidated statement of operations for the year ended December 31, 2025.

On October 15, 2025, the Company received a settlement payment of $54 thousand (AUD$82 thousand) from the buyer in connection with the failed MDC sale transaction. The settlement was recognized as other income in the consolidated statement of operations for the year ended December 31, 2025.

Note 4. Income Tax

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. This guidance is effective for annual reporting periods in fiscal years beginning after December 15, 2024. As of December 31, 2025, the Company has adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included herein, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.

Income (loss) before income taxes consists of the following:

	For the Years Ended
	December 31,
	2025	2024
United States	$(5,560,443)	$865,102
Foreign	(34,470,812)	(4,756,192)
Income (loss) before income taxes	$(40,031,255)	$(3,891,090)

The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. The provision (benefit) for income taxes in the accompanying consolidated financial statements is comprised of the following:

	For the Years Ended
	December 31,
	2025	2024
Current taxes:
Federal	$-	$-
State	-	40,714
Foreign	-	99,299
Total current taxes	-	140,013

Deferred taxes:
Federal	-	-
State	-	-
Foreign	(216,234)	(107,105)
Total deferred taxes	(216,234)	(107,105)
Income tax expense (benefit)	$(216,234)	$32,908

A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate, post the adoption of ASU 2023-09, is as follows:

	For the Years Ended
	2025	2024
Income tax expense (benefit) using U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	5.0%
Foreign tax effects
Australia
Statutory tax rate difference	3.6%	1.0%
Fair value loss on convertible notes	-16.2%	0.0%
Change in valuation allowance	-9.2%	0.0%
Capital loss carryforwards	3.7%	0.0%
Other	-0.4%	0.0%
Nontaxable or nondeductible items	-0.6%	0.0%
Changes in valuation allowance	-1.5%	-19.0%
Permanent Difference	0.0%	-3.0%
Research and development tax incentive	0.0%	-5.0%
Other	0.0%	0.0%
Income tax expense (benefit) and effective tax rate	0.5%	0.0%

For the year ended December 31, 2025, state income taxes in New York and New York City make up the majority (greater than 50%) of the state income taxes, net of federal benefit category.

The Company’s effective tax rate for the year ended December 31, 2025 differs from the U.S. statutory rate primarily due to the change in valuation allowance maintained against certain deferred tax assets and the nonrecognition of fair value loss on convertible notes.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. Deferred tax assets and liabilities were determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

	December 31,	December 31,
	2025	2024
Net operating loss carryforward	$4,337,890	$303,257
Unrealized Gain (Loss)	-	293,707
Capitalized transaction costs	1,829,760	77,225
Accrued expenses	36,117	78,878
Stock based compensation	378,290	65,208
Lease liabilities	1,247,725	-
Total deferred tax assets	7,829,782	818,275
Less valuation allowance	(5,283,165)	(733,310)
Net deferred tax asset	2,546,617	84,965

Intangibles	-	(412,500)
Right-of -use asset	(1,785,219)	-
Other deferred tax liabilities	(761,398)	-
Total deferred tax liabilities	(2,546,617)	(412,500)

Net deferred tax liability	$-	$(327,535)

The Company’s valuation allowance increased by $4,549,855, primarily as a result of current year losses and an increase in capitalized legal expenses against which a valuation allowance is maintained during the year ended December 31, 2025. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Management has determined that the uncertainty regarding realizing certain deferred tax assets is sufficient to warrant the need for a valuation allowance against its worldwide net deferred tax assets after consideration of the reversals of existing taxable temporary differences.

As of December 31, 2025, the Company had $3,224,739 of federal and $5,939,808 of state net operating loss carryforwards. The federal net operating losses have an indefinite life and can be utilized to offset 80% of future taxable income, while the state net operating losses will begin to expire in 2044. As of December 31, 2025, the Company had Australian net operating loss carryforwards and capital loss carryforwards of $7,198,497 and $6,003,699, respectively, that can be carried forward indefinitely.

As of December 31, 2025, the Company had no recorded liabilities for uncertain tax positions. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the United States, various US state jurisdictions, and Australia. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction. All tax years remain open to tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or other tax authorities to the extent utilized in a future period.

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries, as such amounts are considered to be indefinitely reinvested. Any accumulated earnings in foreign subsidiaries are primarily utilized to fund working capital requirements as the Group continues to expand operations.

The Company did not make any income tax payments (net of refunds received) during the year ended December 31, 2025.

Note 5. Certificates of Deposits

At December 31, 2025, the Company held certificates of deposits (CDs) totaling $915 thousand which are restricted due to their use as collateral for bank guarantees issued for equipment managed service contracts. The CDs have either a 6-month or 12-month term and are maintained in a bank account in the Company’s name. Interest earned on the CDs is accrued to the Company. Under the terms of the service contracts, the supplier may claim the funds in the event of a material default by the Company in fulfilling its payment obligations. These arrangements do not transfer ownership or control of the CDs but restrict their use for the duration of the CD term. Additionally, in conjunction with the Company’s new service contracts in 2025, the supplier required the Company to maintain these CD’s throughout the duration of the contract period, or until the supplier agrees to release them. This resulted in a long-term restriction on the CDs.

Note 6. Trade and Other Receivables

	December 31,	December 31,
	2025	2024
Trade receivables	$44,142	$15,799
Research and development grant receivable	-	891,482
GST receivable	705,535	77,266
Total trade and other receivables	$749,677	$984,547

Note 7. Convertible note proceeds receivable

During December 2025, the Company received the majority of the committed proceeds under the AU Convertible Notes agreement. As of December 31, 2025, approximately $15,171 thousand of proceeds remained contractually receivable from investors and is presented as Convertible Notes Proceeds Receivable within current assets in the consolidated balance sheets.

The outstanding receivable was collected in January 2026 in accordance with the contractual funding terms. Management evaluated collectability at December 31, 2025 and concluded that no allowance was required, as the amount was contractually committed and subsequently received after year end.

Note 8. Property and Equipment

	December 31,	December 31,
	2025	2024
Computer equipment
At cost	$16,863,167	$4,640,967
Accumulated Depreciation	(1,666,017)	(407,672)
Total Computer Equipment	15,197,150	4,233,295
Other equipment
At cost	11,828	380,900
Accumulated Depreciation	(1,203)	(38,090)
Total Office Equipment	10,625	342,810
Total property and equipment, net	$15,207,775	$4,576,105

Right of use assets
At cost	8,236,479	1,011,179
Accumulated Depreciation	(1,095,602)	(75,843)
Total right of use, net	7,140,877	935,336
Total property and equipment, net	$22,348,652	$5,511,441

Depreciation expense related to computer equipment amounted to $2,043 thousand for the year ended December 31, 2025 and $460 thousand for the year ended December 31, 2024. Foreign currency translation adjustments of $198 thousand were recognized for the same period.

Note 9. Digital Assets

The following table provides details of the activities related to our digital assets for the year ended December 31, 2025 and December 31, 2024.

	December 31,	December 31,
	2025	2024
Balance at beginning of the period	$721,664	$-
Acquisitions	-	535,697
Disposals	(351,755)	(119,268)
Earned FIL revenue	133,235	219,763
FIL cost of revenue	(141,338)	(118,497)
Change in fair value of digital assets	(406,345)	157,923
Unrealized gain (loss) on foreign currency translation	44,539	46,046
Balance at the end of period	$-	$721,664

As of December 31, 2025, the Company no longer holds any digital assets. All previously held digital assets were disposed of or sold during the period.

Note 10. Intangible Assets

	For the Years Ended
	December 31,
	2025	2024
Finite-Lived Intangible Assets
Balance at beginning of the period	$8,963	$-
Acquired Definite-Lived Intangible Assets	-	24,369
Amortization of Definite-Lived Intangible Assets	(8,963)	(15,406)
Balance at the end of period	$-	$8,963

Technology
Balance at beginning of the period	$1,650,000	$-
Technology acquired	-	2,200,000
Accumulated amortization	(1,650,000)	(550,000)
Balance at the end of period	$-	$1,650,000

Finite-Lived Intangible Assets

Finite-lived intangible assets include digital asset deals contracts which are paid in Filecoin tokens and are amortized over the life of the contract. As part of the Company’s decision to discontinue its Filecoin operations in the second quarter of 2025, the related finite-lived intangible asset was fully amortized during the period.

Technology

The acquired technology relates to the DSS acquisition in June 2024. As part of the Company’s decision to discontinue its Filecoin operations in the second quarter of 2025, management evaluated the recoverability of intangible assets related to Filecoin-related technology. Based on this assessment and in accordance with ASC 350, Intangibles- Goodwill and Other, the Company concluded that this intangible asset no longer had any future economic benefit. Accordingly, their full carrying amount was fully amortized during the period.

Note 11. Note Payable

On July 15, 2025, the Company entered into a Convertible Promissory Note Agreement with YA II PN, Ltd. for proceeds of $500,000. On October 1, 2025, the Company issued a second tranche under the agreement for additional proceeds of $2,000,000. The notes bear interest at 10% per annum, increasing to 18% upon an event of default, and mature on July 15, 2026.

The notes include a contingent conversion feature linked to the closing of the Company’s Business Combination Agreement (“BCA”). Prior to the closing of the BCA, which was expected by December 31, 2025, the conversion price was fixed at $60.62 per share, resulting in a fixed and determinable number of shares. The Company concluded that the conversion feature qualified for the own-equity scope exception and did not require bifurcation. Accordingly, the notes were accounted for as a single debt instrument at amortized cost.

Monthly cash payments were required to commence only upon the occurrence of specified triggering events, including failure to close the BCA by the stated deadline or the occurrence of an amortization event, and would continue until the outstanding principal and accrued interest were repaid.

On December 15, 2025, the Company entered into an amendment to the notes and related agreements. The amendment temporarily suspended certain obligations of the parties from December 15, 2025 through January 20, 2026. In connection with the amendment, the Company agreed to make (i) an initial payment of $350,000 in December 2025, consisting of partial principal repayment, a redemption premium, and accrued interest, and (ii) a final payment on or before the end of the suspension period equal to the remaining outstanding principal, applicable redemption premiums, accrued interest, and a contractual fee of $250,000. Upon payment of the final amount, all obligations under the agreements were fully satisfied and the agreements terminated.

At December 31, 2025, the outstanding balance of the notes was classified as a current liability in the consolidated balance sheets. Subsequent to year end and prior to the issuance of these consolidated financial statements, the Company completed the final payment required under the amendment, and extinguished the note. As a result, all amounts due under the amended agreements have been paid and no further obligations remain outstanding.

Note 12. Convertible Notes

On December 17, 2025, the Company issued $2.25 million of convertible notes bearing interest at 10% per annum and maturing December 17, 2026. The notes automatically convert into Class A Ordinary Common Stock at $6.00 per share.

On December 19, 2025, SharonAI, Inc. and SharonAI Pty Ltd (collectively, the Company) entered into a Convertible Note Agreement with several institutional investors and issued unsecured redeemable convertible notes with an aggregate principal amount of $103.4 million.

The Convertible Notes bear interest at 12.0% per annum if an initial public offering (IPO) does not occur within four months of issuance, increasing to 15.0% per annum if an IPO has not occurred within 12 months. Interest accrues daily and is payable upon conversion in shares unless the notes are redeemed earlier. The Convertible Notes mature 24 months from the issue date.

The Convertible Notes automatically convert into common stock upon an IPO at a discount to the IPO price, or mandatorily convert upon certain corporate transactions, each subject to a valuation cap. At maturity, investors may elect to convert the notes into common stock or require cash redemption of the outstanding principal and accrued interest. The notes are also redeemable upon the occurrence of an event of default.

The Company elected to account for the Convertible Notes under the fair value option in accordance with ASC 825. Upon issuance, the Convertible Notes were recorded at a fair value of $129.4 million as a noncurrent liability. Transaction costs were recognized in earnings as incurred. The difference between the fair value of the Convertible Notes and the cash proceeds received was recognized as an expense following its issuance. The Convertible Notes are subsequently remeasured at fair value each reporting period, with changes in fair value recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. There was no change in fair value from the issuance date through December 31, 2025.

Note 13. Common Stocks

The Company has two classes of common stock: Class A Ordinary Common Stock and Class B Super Voting Common Stock. Both classes have identical economic rights, including rights to dividends and distributions. However, the classes differ in voting rights. Each share of Class A Ordinary Common Stock entitles the holder to one (1) vote per share, while each share of Class B Super Voting Common Stock entitles the holder to one hundred sixty (160) votes per share.

Note 14. Warrant Liabilities

The Company accounts for the 22,250,000 warrants that were assumed from Roth as part of the BCA (representing 11,500,000 Public Warrants and 10,750,000 Private Placement Warrants exercisable for 230,000 shares of Class A Ordinary Common Stock and 214,982 shares of Class A Ordinary Common Stock, respectively) which are exercisable of 444,982 shares of Class A Ordinary Common Stock in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrants do not meet the criteria to be considered indexed to the Company’s stock due to settlement provisions that result in holders of warrants receiving variable settlement amounts determined by the reference table. Additionally, an event that is not within the entity’s control could require net cash settlement, thus precluding equity classification. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each consolidated balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of an initial business combination.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a Public Warrant unless the Class A ordinary shares issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial business combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with its IPO or a new registration statement covering registration under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of an initial business combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. This registration statement was filed with the SEC on January 16, 2026 and declared effective by the SEC on February 13, 2026.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $900.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $900.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $500.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary share;

●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $500.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

●	if the last reported sale price of the Class A ordinary share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $900.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities (excluding the forward purchase securities) for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $900.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $500.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $500.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $200.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A ordinary shares as described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $900.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 15. Leases

The Company leases GPU and associated computer and networking equipment under non-cancelable finance lease agreements. Lease terms generally range from 3 to 5 years and may include options to extend or terminate the lease. Lease agreements may contain both lease and non-lease components, which the Company accounts for as a single lease component for all asset classes under a practical expedient election. The Company also elected the short-term lease exemption for all leases with original terms of 12 months or less, whereby such leases are not recognized on the consolidated balance sheet.

Lease cost

The components of lease cost were as follows:

	For the Years Ended
	December 31,
	2025	2024
Description
Finance lease – interest	$319,944	$25,275
Finance lease – amortization	3,211,697	89,748
Total Lease Cost	$3,531,641	$115,023

Maturity analysis of lease liabilities

Future minimum lease payments as of December 31, 2025 are as follows:

	December 31,	December 31,
	2025	2024
Description
2025	$-	$230,044
2026	1,324,782	230,044
2027	1,324,782	230,044
2028	1,324,782	230,044
2029	1,201,139	115,022
2030	379,091	-
Total	5,554,576	1,035,198
Less: Imputed interest	563,675	88,492
Present value of lease liabilities	$4,990,901	$946,706

Other information

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.9	4.5
Weighted-average discount rate:	5.72%	5.19%
ROU assets obtained in exchange for ROU Liability	$8,236,478	$1,057,779
Operating cash impact of finance leases	$3,463,635	$26,847

Note 16. Share-Based Compensation

The Group grants Options and Restricted Stock Units (RSUs) under the 2024 Equity Incentive Plan (the “2024 Plan”) to Board Members, Advisory Board Members, Employees and Contractors. The grants have a combination of performance based and time-based hurdles and vesting periods. On January 16, 2025, the Group granted 48,484 options which have a contractual term of 10 years. The options have an exercise price of $6.71 per share and convert on a 1:1 basis. The Group ascertains the fair value of the Options and RSUs using a Black-Scholes pricing model. The fair value of equity to which employees become entitled is measured at grant date and recognized as an expense over the vesting period, along with a corresponding increase to equity. As of December 31, 2025, the Group has the following share-based compensation:

Stock Options

Share-based compensation expense of $1,762 thousand has been recognized in the period ending December 31, 2025, for options based on the pro rata expense of the service-based options over the vesting period. As of December 31, 2025, 1900 options had vested.

Stock Option Activity

Activity	Number of Options	Weighted-Average Exercise Price post adjustment in SharonAI Holdings Inc	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	41,958	6.71	8.92	-
Granted	48,484	6.71	9.00	-
Exercised	-	6.71	-	-
Forfeited	-	6.71	-	-
Outstanding at December 31, 2025	90,442	6.71	8.96	-
Exercisable at December 31, 2025	22,727	6.71	9.50	-

Restricted Stock Units (RSUs)

Share-based compensation expense of $529 thousand has been recognized in the period ending December 31, 2025, for the performance-based RSUs based on the portion of hurdles being met and pro rata time-based vesting conditions being satisfied during the period.

Activity	Performance-Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	478,806	3,193,353.00
Granted[1]	79,295	528,851.00
Vested[2]	(243,180)	(1,621,867.00)
Vested in prior periods	(39,357.00)	(262,487.00)
Forfeited	-	-
Unvested at December 31, 2025	275,564	1,837,850.00

(1)	The company is contractually obligated to issue these RSU’s at 1 January 2025, however, the RSU’s have yet to be documented and granted.
(2)	RSU’s listed as vested are not exercisable but representative of the pro-rata portion of the RSU grant vested in the period

At December 31, 2025, compensation costs related to these unvested stock-based compensation awards not yet recognized in the consolidated statements of operations was $1,837,850.

Note 17. Employee Benefit Plan

The Group’s employees that are located in Australia participate in a Superannuation defined benefit scheme. Superannuation is Australia’s mandatory retirement savings system, requiring employers to contribute 11.5% of an employee’s earnings into a regulated fund. Contributions receive concessional tax treatment, with employer payments taxed at 15% within the fund. Superannuation is typically preserved until retirement age (55–60), with limited early access exceptions. Funds are regulated by Australian Prudential Regulation Authority, Australian Securities and Investments Commission, and the Australian Taxation Office, and offer various investment options, often including insurance coverage. Withdrawals can be taken as a lump sum or income stream, subject to tax rules. Legislative changes may affect contribution limits, taxation, and access conditions.

Note 18. Fair Value Measurement

The Group measures the following assets and liabilities at fair value on a recurring basis:

The Group’s recurring fair value measurements include the following:

●	Intangible assets – indefinite-lived digital assets
●	Convertible notes – measured at fair value under the fair value option
●	Warrant liability – measured at fair value

Fair value hierarchy

ASC Topic 820, Fair Value Measurement and Disclosures (“ASC Topic 820”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 established a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The table below shows the assigned level for each asset and liability held at fair value by the Group:

Fair value hierarchy	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Recurring fair value measurements
Digital Assets	-	-	-	-
Convertible notes	-	-	$129,017,286	$129,017,286
Warrant liability	$890,000			$890,000
As of December 31, 2024
Recurring fair value measurements
Digital assets	$721,664	-	-	$721,664

The Group’s assets held at fair value comprise of indefinite lived cryptocurrency (digital assets) classified at level 1. See Note 9 for support.

The Group elected the fair value option for its convertible notes. The fair value of the convertible notes is determined using valuation techniques that include significant unobservable inputs, including assumptions related to expected volatility, discount rates, and the probability and timing of conversion. Accordingly, the convertible notes are classified within Level 3 of the fair value hierarchy.

The warrants are classified within Level 1 as they are valued using quoted market prices in an active market.

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2025 and 2024.

Note 19. Supplemental Disclosure of Cash Flow Information

	For the Years Ended
	December 31,
	2025	2024
Supplemental information:
Cash paid for interest	$25,275	$2,827
Non-cash transactions:
Director issued common stock upon termination	-	15,000
Acquisition of a business through the issuance of common stocks and warrants	-	20,865,167
Settlement of related party notes payable with the issuance of common stock	-	419,601
Settlement of liabilities through the issuance of common stock	-	176,999
Acquisition of assets through the issuance of common stock	-	1,256,040
Assets held for Sale- rerecognize MDC	1,105,000	-
Bad debt expense related to MDC sale	(1,180,620)	-
ROU assets obtained in exchange for lease liability	8,153,736	1,061,831
Debt issuance converted to stock	-	(419,601)
Issuance of convertible notes receivable	15,171,072	-
Roth CH Acquisition Corp merger	$3,934,546	$-

Note 20. Commitments

Unconditional Purchase Obligation

In connection with the termination of its data center services arrangement under the Digital Storage Solutions (DSS) agreement, the Company entered into a contractual commitment with Andrew Sjoquist Enterprises (ASE), a managed service provider. Under the termination arrangement, the Company is required to utilize services from ASE totaling approximately AUD$400 thousand over the next five years.

The commitment is noncancelable and qualifies as an Unconditional Purchase Obligation under ASC 440-10-50. As of December 31, 2025, no liability has been recognized, as the obligation represents future purchases of services expected to benefit the Company. The Company will disclose in future periods any material changes or if the commitment becomes onerous.

Data Center Services Commitment

The Group has entered into service orders with NEXTDC pursuant to a Master Services Agreement dated 1 November 2022 for the provision of data center whitespace and power capacity. During the year, the Group activated additional contracted power capacity of 600kW and amended its existing allocation.

At December 31, 2025, the Group has remaining contracted capacity of 40MW under phased deployment arrangements. Service commencement dates and establishment fees are subject to agreement in accordance with the underlying service orders. Monthly recurring fees are based on contracted kilowatt capacity.

Note 21. Net Loss per Share

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity using the treasury method or the if-converted method, if applicable. The calculation of diluted net income (loss) per share gives effect to common share equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Convertible Series B Preferred Stock issued and outstanding, and share-based options are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

●	Stock options and RSU’s: 558,101 shares
●	Warrants: 444,982 shares

A reconciliation of the numerators and denominators is as follows:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Net loss available to common shareholders	$(39,815,021)	$(3,923,998)
Less: Net loss attributable to the noncontrolling interest	(191,112)	(18,717)
Net loss attributable to common shareholders	$(39,623,909)	$(3,905,281)
Denominator:
Basic and diluted weighted average number of common shares outstanding	9,804,075	5,056,870
Basic and diluted net loss per common share outstanding	$(4.04)	$(0.77)

Note 22. Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the provision of High Performance Compute Services (HPC). The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Group’s chief operating decision maker (“CODM”), who is the Chief Executive Officer.

The Group’s method for measuring profitability on a reportable segment basis is operating profit or loss, which the CODM uses to assess performance for the Group and in deciding how to allocate resources. The CODM does not review disaggregated assets by segment. The Group adopted ASU 2023-07 in December 2024. The most significant provision was for the Group to disclose significant segment expenses that are regularly provided to the CODM. The Group’s CODM periodically reviews cost of revenues and selling, general and administrative expenses, excluding share-based compensation, by segment and treats them as significant segment expenses.

The following table presents segment expenses, other segment items, and segment operating loss for the period:

	For the Years Ended
	December 31,
	2025	2024
Revenue	$1,566,631	$438,292
Less: Segment Expenses
Costs of revenue	1,465,824	719,993
Selling, general and administrative expenses	12,116,600	2,368,745
Other segment items(1)	2,785,951	2,300,861
Loss (gain) on sale/ exchange of equipment	(1,015,803)	(921,322)
Segment expenses	15,352,572	4,468,277
Segment loss from operations	$(13,785,941)	$(4,029,985)

(1)	Other segment items for the reportable segment include share-based compensation and other expenses.

Note 23. Transactions with Related Parties

SharonAI and SharonAI Pty Ltd have entered into an independent contractor agreement-corporate with James Manning and Manning Group Pty Ltd ATF MG Office Trust (“Manning Consulting Agreement”). Pursuant to the Manning Consultant Agreement, Mr. Manning, SharonAI’s Non-Executive Chairman, director and greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to commercial opportunity development, discovery of future data center sites, future data center acquisition and construction advisory, transaction advisory services and key relationship introduction and development. In consideration for these services, Manning Group Pty Ltd ATF MG Office Trust is entitled to receive an annual remuneration of AUD$334,500 (approximately $211,000 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Manning Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

SharonAI Pty Ltd has entered into an independent contractor agreement with Nicholas Hughes Jones related entity Inbocalupo Consulting Pty Ltd (“Inbocalupo Consulting Agreement”). Pursuant to the Inbocalupo Consultant Agreement and combined with Mr. Hughes-Jones employment agreement, Mr. Hughes-Jones who until July 2025 was SharonAI’s Senior Vice President Business Development and is a currently the Company’s Head of Business Development and a current greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to business development services. In consideration for these services, Inbocalupo Consulting Pty Ltd is entitled to receive an annual remuneration of AUD$133,800 (approximately $84,294 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Inbocalupo Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

SharonAI Pty Ltd has entered into an independent contractor agreement with Broadfoot Group Pty Ltd (“Broadfoot Consulting Agreement”). Pursuant to the Broadfoot Consultant Agreement, Mr. Broadfoot, SharonAI’s Chief Financial Officer, Treasurer, Corporate Secretary, and Mrs. Broadfoot, as the key persons, provides certain services to SharonAI and SharonAI Pty Ltd relating to Chief Financial Officer support and executive assistant services to the CFO. In consideration for these services, Broadfoot Group Pty Ltd is entitled to receive an annual remuneration of AUD$111,500 (approximately $70,245 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Broadfoot Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

James Manning, Nicholas Hughes-Jones (who until July 2025 was SharonAI’s Senior Vice President Business Development) and Andrew Leece were the sole three shareholders of Alternative Asset Management Pty Ltd/SharonAI Pty Ltd (“SAIPL”) prior to SharonAI’s acquisition of all of the shares of SAIPL on April 29, 2024. In consideration for their shares of SAIPL, each of Messrs. Manning, Hughes-Jones and Leece were issued 70,000 shares of SharonAI common stock (636,248 post adjustments of SharonAI Holding Inc Ordinary Class A Common Stock) at a fair value of $70,000.

James Manning was a unitholder of Digital Income Fund Pty Ltd (“DIF”) prior to SAIPL acquiring the assets of DIF on April 29, 2024. In consideration for the assets of DIF, DIF was issued 55,000 shares of SharonAI common stock (499,909 post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock), 17,600 shares (159,971 post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock) of which were transferred to Mr. Manning upon DIF’s liquidation. The shares were issued at a fair value of $390,016.

James Manning, Nicholas Hughes-Jones and Andrew Leece were shareholders of Distributed Storage Solutions Limited ACN 646 979 222 (“DSS”) prior to SharonAI’s acquisition of DSS in June of 2024. In consideration for their shares of DSS, Mr. Manning was issued 49,215 shares of SharonAI common stock (447,328 post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock) at a fair value of $1,919,366, Mr. Hughes-Jones was issued 27,478 shares of SharonAI common stock (249,754 post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock) at a fair value of $1,071,623, and Mr. Leece was issued 43,401 shares of SharonAI common stock (394,483 post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock) at a fair value of $1,692,639.

During 2024, the Group paid storage services expense to Flynt ICS Pty Ltd (“Flynt”). Flynt is a subsidiary of Vertua Limited and affiliated to the Group through common ownership by James Manning. For the year ended December 31, 2024 and 2025, the Group paid Flynt $167,638 and $92,722.12 respectively in services expenses.

Between January, 2024, and May, 2024, the SharonAI received approximately $419,590 in outstanding loans from various entities affiliated with members of SharonAI’s management and board of directors, including: (a) Woodville Super Pty Ltd, an affiliate of James Manning, Director; (b) Manning Capital Holdings Pty Ltd, an affiliate of James Manning, Director; (c) Strat Capital Pty Ltd (Alpha Juliett), an affiliate of Andrew Leece, Chief Operating Officer; and (d) Inbocalupo Pty Ltd, an affiliate of Nick Hughes-Jones, the former Senior Vice President Business Development. These debts were converted into equity of SharonAI as part of a private placement conducted by SharonAI at the same price that stock was sold to other investors in the offering. The following chart shows the amount of debt from each lender and the shares into which the debt was converted.

	USD Amount outstanding	Subscription price per share post adjustment in SharonAI Holdings Inc	Shares received upon conversion post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock
Woodville Super Pty Ltd	$66,370.00	4.29	15,470
Manning Capital Holdings Pty Ltd	$84,555.00	4.29	19,706
Strat Capital Pty Ltd (Alpha Juliett)	$117,740.00	4.29	27,440
Inbocalupo Pty Ltd	$150,925.00	4.29	35,175
Total:	$419,590.00		97,791

Note 24. Subsequent Events

The Company evaluated subsequent events from December 31, 2025 through the date the consolidated financial statements were issued in accordance with ASC 855, Subsequent Events. The following events occurred subsequent to December 31, 2025:

Termination of Yorkville Agreements

On December 15, 2025, the Company entered into an amendment to its agreements with Yorkville Advisors (the “YA Amendment”), which provided for the temporary suspension of certain obligations during a defined suspension period.

In January 2026, the Company completed all required payments under the YA Amendment, including principal, redemption premium, accrued interest, and related fees. As a result, all obligations under the Yorkville agreements were satisfied in full, and the agreements were terminated. No continuing liabilities remain under these arrangements.

IPO and NASDAQ Listing

In February 2026, SharonAI Holdings, Inc. completed its initial public offering and listed its common stock on the Nasdaq Stock Market. The offering generated gross proceeds of approximately $125 million, prior to deducting underwriting discounts and other offering expenses. The Company intends to use future proceeds from potential capital raises, if any, primarily for GPU acquisitions and related infrastructure deployment.

Sale of TCDC Investment

Subsequent to December 31, 2025, the Company completed the sale of its 50% membership interest in Texas Critical Data Centers, LLC (“TCDC”) to New Era Energy & Digital Inc. (“NUAI”).

On December 19, 2025, the Company entered into a binding term sheet with NUAI outlining the key terms of the transaction. The definitive agreements were executed in January 2026, at which time legal ownership of the TCDC membership interest was transferred.

Total consideration for the transaction is contractually valued at $70.0 million, consisting of cash consideration, equity in NUAI, and a secured convertible promissory note. As of December 31, 2025, the Company received a non-refundable deposit of $150,000, which is recorded as a deposit liability in the consolidated balance sheet.

The Company will recognize the sale of the investment and the related gain in the first quarter of 2026, upon completion of the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On, and effective as of, January 6, 2026, the Audit and risk management committee (the “Committee”) of the Board of Directors of the Company approved the dismissal of CBIZ CPAs P.C. (“CBIZ CPAs”) as the Company’s independent registered public accounting firm. Also on, and effective as of, January 6, 2026, the Committee approved the engagement of HoganTaylor LLP (“HoganTaylor”) as the Company’s independent registered public accounting firm for the Company’s fiscal year 2025 audit.

As previously disclosed, CBIZ CPAs acquired the attest business of Marcum, LLP (“Marcum”), the Company’s prior independent registered public accounting firm, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through May 23, 2025. On May 23, 2025, the Company terminated its relationship with Marcum as the Company’s independent registered accounting firm and, with the approval of the Committee, engaged CBIZ CPAs as the Company’s independent registered public accounting firm. CBIZ CPAs did not issue any audit report during the period of its engagement.

From May 23, 2025 through January 6, 2026, the date of CBIZ CPAs’ dismissal, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and CBIZ CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CBIZ CPAs, would have caused CBIZ CPAs to make reference to such disagreement in its reports, if such reports had been issued, and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

During the fiscal year ended December 31, 2024 neither the Company, nor anyone on behalf of the Company, consulted HoganTaylor regarding: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HoganTaylor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following is a material weakness:

● Management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and transactions. The Company did not design and maintain effective controls to appropriately evaluate and apply U.S. GAAP to such transactions. In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding accounting applications. Additionally, the Company is addressing the ineffective controls by expanding its accounting and financial reporting group and their capabilities to ensure consistent, complete, and accurate financial reporting and disclosure controls and procedures are achieved. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because of the inherent limitations in any control system, no evaluation of disclosure controls and procedures can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, management implemented remediation measures to address the previously identified material weakness related to accounting and financial reporting resources and expertise. These actions included strengthening accounting personnel and enhancing review controls within the financial reporting process.

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated any: (i) “Rule 10b5-1 trading arrangement”; or (ii) “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K (17 CFR §229.408)).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF THE COMPANY

The business and affairs of the Company are managed by or under the direction of the board of directors of the Company. The following persons are serving as executive officers and directors of the Company as of the date hereof.

Name	Age	Position
James Manning	40	Chief Executive Officer, Director
Tim Broadfoot	34	Chief Financial Officer, Treasurer
Andrew Leece	40	Chief Operating Officer
Daniel Mons	45	Chief Technology Officer
Nicholas Hughes Jones	40	Head of Corporate Development
Tim Flahvin	62	General Counsel, Corporate Secretary
Alastair Cairns	53	Director
Peter Woodward	52	Director
Alexander Andrew Kelton	67	Director
Benjamin Adams	55	Director

Executive Officers

James Manning

James Manning has served as our Chief Executive Officer since January 22, 2026, a Director and the Chairman of the Company since consummation of the Business Combination and of SharonAI Inc. since February 15, 2024. After its acquisition by SharonAI, Mr. Manning has also continued to serve as the Chairman of Distributed Storage Solutions Limited ACN 646 979 222, until September 2024, an Australian company that operates HPC/AI and distributed storage operations, a position he started January 2021, before its acquisition by SharonAI. Mr. Manning has over 20 years’ experience across corporate finance, accounting, business, asset management and operations in both public and private companies. He has spent the last 5 years focused on digital asset infrastructure, with a keen focus on the energy requirements for data center development. Mr. Manning currently serves as Managing Director at Vertua Limited, a listed investment company, a position he has held since June 2014. He was the founder and CEO of Mawson Infrastructure Group Inc. (NASDAQ:MIGI), a digital infrastructure platform developer and operator, until May of 2023. He is also the Chairman of Defender Asset Management Pty Ltd, a diversified asset manager, a position he has held since September 2015.

Mr. Manning has a Master of Business (Finance) and a Masters in Property Development from the University of Technology Sydney, as well a Bachelor of Accounting from Australian Catholic University. He is a Fellow of the Institute of Company Directors (FAICD), and a member of Institute of Public Accountants (IPA).

Timothy Broadfoot

Timothy Broadfoot has served as the Chief Financial Officer of the Company since consummation of the Business Combination and of SharonAI Inc. since July 1 2024. After its acquisition by SharonAI, Mr. Broadfoot has also continued to serve as the Chief Financial Officer of Distributed Storage Solutions Limited ACN 646 979 222, an Australian company that operates HPC/AI and distributed storage operations, a position he started May 1 2024, before its acquisition by SharonAI. He has over a decade of experience across corporate finance, accounting, business, asset management and operations in both public and private companies. Mr. Broadfoot currently serves as a Responsible Manager for Defender Asset Management Pty Ltd, a diversified asset manager, from 2022. Mr. Broadfoot also previously served as Chief Corporate Officer for Mawson Infrastructure Group Inc. (NASDAQ:MIGI), a digital infrastructure platform developer and operator, from 2020 until 2024, where he was responsible for building and managing over 120MW of data center infrastructure across the USA and Australia. Mr. Broadfoot has a Bachelors of Commerce (Finance) from the University of Western Australia.

Andrew Leece

Andrew Leece has served as Chief Operating Officer of the Company since consummation of the Business Combination and of SharonAI Inc. since February 15, 2024. After its acquisition by SharonAI, Mr. Leece has also continued to serve as the Chief Executive Officer of Distributed Storage Solutions Limited ACN 646 979 222, an Australian company that operates HPC/AI and distributed storage operations, a position he started in 2021, before its acquisition by SharonAI. He also served as Chief Executive Officer at AirOne Media, Inc., a digital aircraft sales and finance platform, from 2017 until 2021. He began his career with Macquarie Bank (ASX:MQG), with a tenure spanning 2007 to 2015, where he gained significant experience in Corporate and Asset Finance. He then embarked on various entrepreneurial endeavors including technologies developed for the Aviation industry. Andrew has been a director of ISI Australia, a leading provider of mainframe computing managed services since 2018.

Daniel Mons

Daniel Mons has served as the Chief Technology Officer of the Company since consummation of the Business Combination and of SharonAI Inc. since May 17, 2025. He has over 20 years’ experience in high performance computing encompassing infrastructure design, systems architecture, information security and cluster administration. Prior to joining SharonAI, he worked at Queensland State Government’s Department of Environment, Science, Energy and Innovation’s “ASDI,” Cutting Edge, Eyecon and Sunsuper building and managing HPC environments. He is proficient across Linux and open source technologies, security, encryption, networking and virtualization, and has a Bachelor of Science (Computer Science) from the University of Queensland.

Nicholas Hughes-Jones

Nicholas Hughes-Jones has served as Senior Vice President, Business Development of SharonAI Inc. from February 15, 2024 to May 2025. Mr. Hughes-Jones consulted to the Company from July to December 2025 and then rejoined the Company in January 2026 as Head of Corporate Development. He has over 18 years’ experience in financial markets and technology industries across corporate finance, funds management and senior executive roles at listed and unlisted energy infrastructure and technology companies. His experience includes serving as Chief Investment Officer of Defender Asset Management Pty Ltd, a diversified asset manager, from 2022 until 2024. He served as the Chief Commercial Officer of Mawson Infrastructure Group Inc. (NASDAQ:MIGI), a digital infrastructure platform developer and operator, from October of 2021 until November of 2022, where he helped build over 100 modular data centers across 200MW of energy infrastructure in the USA and Australia. He also served as Senior Advisor at Bell Financial Group (ASX:BFG), a brokerage and financial advisory services firm, from 2016 until 2021. He also served as Institutional Equities Dealer at Southern Cross Equities, an institutional equities and equity capital markets firm, from 2011 until 2016. Mr. Hughes-Jones has a Commerce Degree (majors in Corporate Finance and Business Law) from the University of Sydney.

Tim Flahvin

Tim Flahvin has been the Company’s General Counsel since January 2026 and was subsequently appointed Company Secretary. Prior to joining the Company, Mr. Flahvin was a partner at an Australian national law firm in the area of corporate law from 1998 to January 2026. He has over 28 years’ experience at partner level practicing corporate law and working on transactions including initial public offerings, secondary offerings, compliance with relevant laws and listing rules as well as mergers and acquisitions. He has a Masters Degree in Law (Sydney University) and Bachelors degree in Accounting (University of Technology, Sydney).

Directors

James Manning - see biography above under “Executive Officers”

Alastair Cairns

Alastair Cairns has been a Director of the Company since consummation of the Business Combination and of SharonAI Inc. since September of 2024. Previously, Mr. Cairns served as the Head of Asset Management, North America, at Linedata, a European listed financial software company, a position he held from July 2024 to November 2025. Previously, he was head of insights and marketplace at Addepar, a provider of reporting and analytics software to wealth managers, from 2017 until 2022. Prior to Addepar, he held executive positions at Credit Suisse from 2007 until 2016 in strategy, product and sales, in asset management and private banking. Alastair began his career at McKinsey & Company, where he rose to partner in the financial services practice. He holds degrees in Physics and Economics from Queen’s University in Canada and a Masters in Economics from the University of Chicago.

Peter Woodward

Peter Woodward has been a Director of the Company since consummation of the Business Combination Mr. Woodward is the founder of MHW Capital Management, LLC, a position he has held since September 2005. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He served as the President and Chief Executive Officer and Director of Cartesian, Inc. from June 2015 to July 2018, and currently serves as Chairman of the Board and Chairman of the Audit Committee for TSS, Inc., as Chairman of the Board and Chairman of the Audit Committee for Precision Optics Corporation, and as the CEO of Innovative Power, LLC. Prior to founding MHW Capital Management, Mr. Woodward served as an economist for the Council of Economic Advisors at the White House. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Alexander Andrew Kelton

Alexander Andrew Kelton has been a Director of the Company since January 12, 2026. Mr. Kelton is a global business leader and professional board director with approximately 40 years’ experience in the information and communications technology arena. He has held senior roles in the United Kingdom, Europe, India, Australasia and the United States of America. Mr. Kelton currently serves as the Non-Executive Chairman at Leading Edge Data Centers, Non-Executive Chairman of Locate Technologies (ASX:LOC) and Non-Executive Director of Superloop. Mr. Kelton previously served as Chief Executive Officer of Superloop (ASX:SLC), Non-Executive Director of Megaport (ASX:MP1), Executive Vice President of T-Mobile (NASDAQ:TMUS), Managing Director of Telstra International (ASX:TLS) and Senior Vice President of Docusign (NASDAQ:DOCU).

Benjamin Adams

Benjamin Adams has been a Director of the Company since February 22, 2026. Mr. Adams is a public company general counsel, board and CEO adviser and global regulatory leader. He currently serves as the Executive Vice President, Chief Legal Officer and Corporate Secretary of The Western Union Company (NYSE: WU) where he advises its board of directors and board committees on corporate governance, fiduciary duties, SEC disclosure, executive compensation and enterprise risk while also leading Western Union’s global legal, regulatory, public policy, ethics and compliance, Intellectual Property and privacy functions. Mr. Adams previously served as the Vice President, Legal at PayPal Inc. (NASDAQ: PYPL), as Assistant General Counsel, Head of Legal Global Consumer Group at Microsoft Corporation (NASDAQ: MSFT), and as Head of Legal, Americas Region at Nokia Corporation (NYSE: NOK). Prior to going in-house, Mr. Adams was an attorney the law firm of Gibson, Dunn & Crutcher LLP.

Our executive officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers and directors. There have been no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no arrangements or understandings with another person pursuant to which any of our executive officers or directors were selected as an executive officer or director. None of our current directors or executive officers have been, during the past 10 years, involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Board Composition

The Company’s business and affairs are managed under the direction of the Company’s board of directors (the “Board”). There are currently five members on the Board, each in Class I, Class II or Class III, consisting of James Manning, Peter Woodward, Alastair Cairns, and Alexander Andrew Kelton and Benjamin Adams, with James Manning and Alexander Andrew Kelton serving as Class III directors until the 2028 annual meeting and until their successor have been duly elected and qualified or until his earlier resignation, removal or death, with Peter Woodward serving as a Class II director until the 2027 annual meeting and until his successor has been duly elected and qualified or until his earlier resignation, removal or death, and with Alastair Cairns and Benjamin Adams serving as Class I directors until the 2026 annual meeting and until his respective successor has been duly elected and qualified or until his earlier resignation, removal or death.

Role of the Board in Risk Oversight

Our Board will have extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the Board by the Audit and Risk Management Committee. The Audit and Risk Management Committee will represent the Board by periodically reviewing its accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the Audit and Risk Management Committee will review and discuss all significant areas of our business and summarize for our Board all areas of risk and the appropriate mitigating factors. In addition, our Board will receive periodic detailed operating performance reviews from management.

Director Independence

The Company’s securities are listed on the Nasdaq Capital Market. The Company has adopted the independence standards of the Nasdaq Capital Market to determine the independence of its directors and those directors serving on any committee of the Board. Under Nasdaq Listing Rule 5605(a)(2), a director will qualify as an independent director if, in the opinion of the Board, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Alastair Cairns, Peter Woodward, Alexander Andrew Kelton and Benjamin Adams are our independent directors, as defined under the rules promulgated by the NASDAQ. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that our Board of Directors will believe are no less favorable to us than could be obtained from independent parties. None of the independent directors has any relationship with us besides serving on our Board of Directors.

The Company has determined that each of the directors is qualified to serve as one of our directors based on a review of the experience, qualifications, attributes and skills of each director. In reaching this determination, we have considered a variety of criteria, including, among other things: character and integrity; ability to review critically, evaluate, question and discuss information provided, to exercise effective business judgment and to interact effectively with the other directors; and willingness and ability to commit the time necessary to perform the duties of a director.

Board Committees

The standing committees of the our Board will consist of an Audit and Risk Management Committee, a compensation committee and a nominating and corporate governance committee. Our Board may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our Board will provide appropriate risk oversight of our activities.

Audit and Risk Management Committee

We have established an Audit and Risk Management Committee of the Board of Directors consisting of Peter Woodward, Alastair Cairns, and Alexander Andrew Kelton, who are independent directors under Nasdaq’s listing standards.

Peter Woodward is the chairperson of the Audit and Risk Management Committee. The Audit and Risk Management Committee’s duties, which are specified in our Audit and Risk Management Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

●	overseeing the establishment, implementation and ongoing effectiveness of the Company’s risk management framework for both financial and non-financial risks, including reviewing at least annually the adequacy of that framework, identifying major or emerging risk areas, reviewing management reports on material risks and risk incidents, overseeing compliance with material laws, regulations and policies, and providing risk management updates to the Board;

●	establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by Company employees of concerns regarding questionable accounting, auditing or other breaches of Company policies;

●	managing audit arrangements and auditor independence, including considering whether an internal audit function is required and, if such a function is established, overseeing its structure and operations and approving its procedures where delegated by the Board; and

●	recommending to the Board whether the audited financial statements should be included in the Company’s annual report on Form 10-K for filing with the SEC and in financial statements and reports to be lodged with ASX, and producing the Audit and Risk Management Committee report required to be included in the Company’s proxy statement.

Financial Experts on Audit and Risk Management Committee

Pursuant to Nasdaq rules, the Audit and Risk Management Committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background results in the individual’s financial sophistication. The Board of Directors of the Company believes that Peter Woodward qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the Board of Directors, consisting of Peter Woodward, Alastair Cairns, and Alexander Andrew Kelton. Alastair Cairns is the chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Company’s Board of Directors. The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of its Board of Directors, consisting of Peter Woodward, Alastair Cairns, and Alexander Andrew Kelton. Alexander Andrew Kelton is the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to the Board regarding the compensation of all other executive officers, and all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	reviewing and making recommendations to the Board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommending such plans for approval by the stockholders of the Company, including the ability to adopt, amend and terminate such plans;

●	reviewing and discussing with management the Company’s Compensation Discussion and Analysis (“CD&A”) and related executive compensation information, recommending that the CD&A and related executive compensation information be included in the Company’s annual report on Form 10-K and proxy statement, and producing the compensation committee report on executive officer compensation required to be included in the Company’s proxy statement or annual report on Form 10-K;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The compensation committee is not required to implement or act consistently with the advice or recommendations of any such adviser, and the authority granted under the Charter shall not affect the ability or obligation of the compensation committee to exercise its own judgment in fulfilment of its duties. In retaining or seeking advice from compensation consultants, outside counsel and other advisers (other than the Company’s in-house counsel), the compensation committee must take into consideration the factors specified in the rules and regulations of the SEC and Nasdaq; provided, however, that the compensation committee is not required to assess the independence of any adviser acting in a role limited to consulting on any broad-based plan that does not discriminate in favor of executive officers or directors and is generally available to all salaried employees, or providing information that is not customized for a particular company or that is customized based on parameters not developed by the adviser.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025, the members of our Compensation Committee were Peter Woodward, Alastair Cairns, and Alexander Andrew Kelton, each of whom is an independent director.

None of the members of our Compensation Committee is or has been an officer or employee of the Company. During the fiscal year ended December 31, 2025:

●	None of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee;
●	None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of any other entity that has one or more executive officers who serve on our Board of Directors; and
●	No member of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at sharonai.com under the ‘Investors’ section. Our Code of Ethics and Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on the website address and location specified above.

Insider Trading Policy

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Capital Market listing standards. Our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K.

Director and Officer Indemnification Agreements

The Company has entered into agreements with each of its executive officers and Directors, whereby we will agree to indemnify each of them to the fullest extent permitted by law, for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out of pocket attorneys’ fees) incurred or paid by any of them in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to their performance of services for us or any of our subsidiaries. Any fees or other necessary expenses incurred by any of them in defending any such action, suit, investigation or proceeding shall be paid by us in advance, subject to our right to seek repayment from them directors shall serve until the next 2025 annual meeting of stockholders.

Delinquent Section 16(a) Reports

Not applicable as no officers or directors of the Company were required to filed Section 16(a) Reports in the year ended December 31, 2025.

Changes to security holder director nomination procedures.

None.

Item 11. Executive Compensation

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our named executive officers during the year ended December 31, 2025.

Summary Compensation Table

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The discussion below sets forth the material components of the executive compensation program for our executive officers who were our “named executive officers” and are “named executive officers” of the Company following the consummation of the Business Combination.

Summary Compensation Table

The following table sets forth compensation that our named executive officers earned during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary(3)(4)(5)	Bonus	Stock Awards(1)(10)	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)		($)
Wolf Schubert	2024	129,133	0	313,053	0	0	7,503	(7)	449,689
Chief Executive Officer	2025	276,818	25,363		0	0	0		302,181

Tim Broadfoot	2024	105,000	0	419,250	0	0	48,969	(2)(6)	573,219
Chief Financial Officer	2025	110,250	25000		0	0	85,995		221,245

Andrew Leece	2024	170,100	0	419,250	0	0	33,127	(2)(8)	622,477
Chief Operation Officer	2025	169,352	25000		0	0	18,879		213,231

Nicholas Hughes-Jones	2024	94,500	0	419,250	0	0	53,914	(2)(6)(8)	567,664
SVP Business Development(9)	2025	45,676	0		0	0	1,131,711		1,177,387

(1)	Stock awards are granted and represented at fair value based on the grant date but have not satisfied vesting conditions at the date of this report. Each RSU has a key business performance target that must be met and subsequent to achievement of this metric, vests after 12 months.
(2)	Includes Superannuation, a compulsory Australian defined benefit retirement scheme for employees
(3)	AUD amounts are displayed in USD at an exchange rate of USD 0.63: AUD 1
(4)	Salaries of executives that were employed by DSS prior to the acquisition of DSS are included in this FY24 table.
(5)	Please see the section entitled “Executive Employment Agreements” below
(6)	Amounts that are included in the engagement of the executive but paid under a contracting agreement
(7)	Includes amounts reimbursed or paid to US employees towards health fund fees.
(8)	Includes additional fees paid to named executive officers and director fees of DSS in the period
(9)	2025 Grants have not been granted at the date of this report

Narrative to Summary Compensation Table

Executive Employment Agreements

James Manning

Since January 22, 2026, Mr. Manning has served as our Chief Executive Officer. In connection with Mr. Manning’s appointment as Chief Executive Officer, Mr. Manning entered into a Employment Offer Letter dated January 22, 2026, with the Company’s subsidiary, SharonAI Pty Ltd (the “New Manning Agreement”). Pursuant to the New Manning Agreement, Mr. Manning will receive an additional annual base salary of AUD$200,000 and will be eligible to participate the Company’s discretionary bonus scheme and in the Company’s discretionary share scheme, as well as superannuation contributions in line with the minimum compulsory contribution rate required to be paid. The New Manning Agreement is filed as Exhibit 10.44 to this Annual Report on Form 10-K. In addition to Mr. Manning’s employment agreement, SharonAI and SharonAI Pty Ltd have entered into an independent contractor agreement-corporate with James Manning and Manning Group Pty Ltd ATF MG Office Trust (“Manning Consulting Agreement”). Pursuant to the Manning Consultant Agreement, Mr. Manning, SharonAI’s Non-Executive Chairman, director, and key person provides certain services to SharonAI and SharonAI Pty Ltd relating to commercial opportunity development, discovery of future data center sites, future data center acquisition and construction advisory, transaction advisory services and key relationship introduction and development. In consideration for these services, Manning Group Pty Ltd ATF MG Office Trust is entitled to receive an annual remuneration of AUD$334,500 (approximately $211,000 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Manning Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

Wolfgang Schubert

Mr. Schubert served as our Chief Executive Officer from the consummation of the Business Combination until January 22, 2026, and had an employment agreement with SharonAI Operations LLC, a subsidiary of SharonAI, during that time. Pursuant to the employment agreement with Mr. Schubert (the “Schubert Employment Agreement”), Mr. Schubert received an annual base salary of USD$200,000 with ratcheting mechanisms in place pending future corporate events, the first of which was achieved resulting in his annual base salary being increased to USD$220,000. Mr. Schubert also received or was promised four grants of equity awards under SharonAI’s Equity Incentive Award Plan which would have granted or vested upon the satisfaction of certain performance criteria and events. If all such criteria and events were satisfied, the total would have been for a total of five percent (5.00%) of the equity post-money valuation of all classes of equity of the Company. Mr. Schubert was also entitled to participate in prospective bonus plans, benefit programs or other incentive plans approved by the Board of Directors. The Schubert Employment Agreement is filed collectively as Exhibits 10.17 and 10.18 to this Annual Report on Form 10-K. On January 22, 2026, Mr. Schubert resigned as Chief Executive Officer and accordingly at such time his employment agreement was terminated.

Andrew Leece

Since the consummation of the Business Combination, Mr. Leece is our Chief Operating Officer. SharonAI Pty Ltd (“SharonAI Pty Ltd”), an Australian subsidiary of SharonAI, has entered into an employment agreement which appointed him as Chief Operating Officer of SharonAI (“Leece Employment Agreement”). Pursuant to the Leece Employment Agreement, Mr. Leece is entitled to receive an annual base salary of USD$300,000 and the other standard employment benefits given to employees in Australia (such as superannuation, long service leave, personal or carer’s leave, compassionate leave and relocation benefits), and annual leave of up to 4 weeks. Mr. Leece is also entitled to participate in SharonAI’s prospective bonus plans, share plans or other incentive plans if they are approved by the Board of Directors. Short term incentives will be forfeited if Mr. Leece terminates his employment before the end of the vesting period. If his role changes or a Change of Control event occurs, the short term incentives will be at the discretion of the Board of Directors, or in accordance with their terms.

Daniel Mons

Since the consummation off the Business Combination, Mr. Mons is our Chief Technology Officer. SharonAI Pty Ltd and Mr. Mons entered into an employment agreement which appointed him as CTO of the Company (“CTO Agreement”) with an effective date of November 4, 2024, until terminated in accordance with the termination provisions in the CTO Agreement. Pursuant to the CTO Agreement, Mr. Mons is entitled to receive an annual base remuneration of USD$200,000 and the other standard employment benefits given to employees in Australia (such as superannuation, long service leave, personal or carer’s leave, compassionate leave and relocation benefits), and annual leave of up to 4 weeks. Mr. Mons is also entitled to participate in SharonAI’s prospective bonus plans, share plans or other incentive plans if they are approved by the Board of Directors. Short term incentives will be forfeited if Mr. Mons terminates his employment before the end of the vesting period. If his role changes or a Change of Control event occurs, the short term incentives will be at the discretion of the Board of Directors, or in accordance with their terms.

Timothy Broadfoot

Since the consummation of the Business Combination, Mr. Broadfoot is our Chief Financial Officer. SharonAI Pty Ltd has entered into an employment agreement and consulting agreement with Mr. Broadfoot and Broadfoot Group Pty Ltd which appointed Mr. Broadfoot as Chief Financial Officer of SharonAI (respectively, the “Broadfoot Employment Agreement” and the “Broadfoot Consulting Agreement”). Pursuant to the Broadfoot Employment Agreement and Broadfoot Consulting agreement, Mr. Broadfoot is entitled to receive an annual base remuneration of USD$300,000 and the other standard employment benefits given to employees in Australia (such as superannuation, long service leave, personal or carer’s leave, compassionate leave and relocation benefits), and annual leave of up to 4 weeks. Mr. Broadfoot is also entitled to participate in SharonAI’s prospective bonus plans, share plans or other incentive plans if they are approved by the Board of Directors. Short term incentives will be forfeited if Mr. Broadfoot terminates his employment before the end of the vesting period. If his role changes or a Change of Control event occurs, the short term incentives will be at the discretion of the Board of Directors, or in accordance with their terms.

Nicholas Hughes-Jones

Since the consummation of the Business Combination, Nicholas Hughes-Jones is the Senior Vice President, Business Development. SharonAI Pty Ltd and Mr. Hughes Jones and Inbocalupo Consulting Pty Ltd entered into contracting agreements which appointed him as Head of Corporate Development of the Company (“HCD Agreement”) with an effective date of 1 March, 2024, until terminated in accordance with the termination provisions in the HCD Agreement. Pursuant to the HDC Agreement, Mr. Hughes-Jones is entitled to receive remuneration based on works performed as agreed by the company from time to time. Mr. Hughes-Jones is also entitled to participate in SharonAI’s prospective bonus plans, share plans or other incentive plans if they are approved by the Board of Directors. Short term incentives will be forfeited if Mr. Hughes-Jones terminates his employment before the end of the vesting period. If his role changes or a Change of Control event occurs, the short term incentives will be at the discretion of the Board of Directors, or in accordance with their terms.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised options	Option exercise price ($)	Option expiration date	Number of Shares, units of stock that have not Vested (#)	Market value of Shares, units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Vested (#)	Market value of Shares, units of stock that have Vested ($)
Wolfgang Schubert	-	-	-	-	-	72,960	$313,053	-	-
Nicholas Hughes-Jones	-	-	-	-	-	97,710	$419,250	-	-
Andrew Leece	-	-	-	-	-	97,710	$419,250	-	-
Timothy Broadfoot	-	-	-	-	-	97,710	$419,250	-	-

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2025, we did not grant any stock options (or similar awards) to our named executive officers for the fiscal year ended December 31, 2025 during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Retirement Benefits

Our employees that are located in Australia participate in a Superannuation defined benefit scheme. Superannuation is Australia’s mandatory retirement savings system, requiring employers to contribute 12% into a regulated fund. Contributions receive concessional tax treatment, with employer payments taxed at 15% within the fund. Superannuation is typically preserved until retirement age (55–60), with limited early access exceptions. Funds are regulated by the Australian Prudential Regulation Authority, the Australian Securities and Investments Commission, and the Australian Taxation Office, and offer various investment options, often including insurance coverage. Withdrawals can be taken as a lump sum or income stream, subject to tax rules. Legislative changes may affect contribution limits, taxation, and access conditions.

Our located in the USA currently do not have a retirement scheme, however it is intended that the Company implement such a scheme in 2025.

Separation Payments

Please see the section entitled “Executive Compensation - Executive Employment Agreements” for a description of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer of SharonAI at, following, or in connection with the resignation, retirement or other termination of such named executive officer, or a change in control of SharonAI or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Pursuant to the Schubert Employment Agreement, if Mr. Schubert is terminated without cause during the term of the agreement, he will be entitled to receive his accrued benefits and a continuation of his salary for nine (9) months. If the Company does not renew the Schubert Employment Agreement for the second year, then Mr. Schubert will be entitled to receive his accrued benefits and a continuation of his salary for six (6) months. The Schubert Employment Agreement is filed collectively as Exhibits 10.17 and 10.18 to this Annual Report on Form 10-K. On January 22, 2026, Mr. Schubert resigned as Chief Executive Officer and accordingly at such time his employment agreement was terminated.

Director Compensation

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2025.

Name and Principal Position	Fees earned or paid in cash	Stock awards(2)	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation		Total
	($)	($)	($)	($)	($)	($)		($)
James Manning
Non-Executive Chairman	-	-	-	-	-	210,735	(1)	210,735

Alastair Cairns
Director	25,000	-	-	-	-	-		25,000

Brent Lanier
Director	25,000	-	-	-	-	-		25,000

Wolf Schubert(3)
Director	-	-	-	-	-	-		-

(1)	Includes consulting contracts with MG Office Trust
(2)	Stock awards for 2025 have yet to be granted
(3)	Excludes compensation already listed in the executive remuneration table

Please see the section entitled “-Director and Officer Indemnification Agreements” for a description of material factors necessary to an understanding of the director compensation disclosed in the table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership our Class A Ordinary Common Stock and Class B Super Common Stock as of March 25, 2026:

●	each person who is known to be the beneficial owner with more than 5% of voting control of the Company’s Class A Ordinary Common Stock and Class B Super Common Stock; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options, SARs or warrants held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable within 60 days of March 31, 2026.

The beneficial ownership of the Company’s Common Stock is based on 16,226,064 shares of common stock consisting of 15,998,830 shares of Class A Ordinary Common Stock and 90,893 shares of Class A Ordinary Common Stock that have been approved but not issued and 136,341 shares of Class B Super Common Stock as of March 25, 2026.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name	Shares of Class A Ordinary Common Stock Beneficially Held	Percent of Class A Ordinary Common Stock	Shares of Class B Super Common Stock Beneficially Held	Percent of Class B Ordinary Common Stock	Percent of Voting Control
Directors, and Other Named Executive Officers
Alastair Cairns(5)	18,416	*	-	-	*
Andrew Leece(1)	1,452,378	9.03%	45,447	33.33%	22.80	%(7)
James Manning(2)	1,463,168	9.09%	45,447	33.33%	22.99	%(7)
Timothy Broadfoot(3)	207,150	1.29%	-	-	*
Wolfgang Schubert(8)	328,324	2.04%	-	-	*
Peter Woodward	3,990	*	-	-	*
Nicholas Hughes Jones(4)	1,296,640	8.06%	45,447	33.33%	22.41	%(7)
Alexander Andrew Kelton	4,433	*	-	-	*
Benjamin Adams	3,657	*	-	-	*
Tim Flahvin	3139	*	-	-	*
Dan Mons	19,669	*	-	-	*
All officers and directors as a group (11 persons)	4,800,964	27.47%	136,341	100.00%	68.2%
					*
5% Holders
Andrew Leece	1,452,378	9.03%	45,447	33.33%	22.80	%(7)
Strat Capital Pty Ltd ATF Alpha Juliett Trust	1,233,504	7.6%	-	-	3.3%
Strat Cap No.1 Pty Ltd	-	-	45,447	33.33%	19.2%
James Manning	1,463,168	9.09%	45,447	33.33%	22.99	%(7)
Manning Capital Holdings Pty Ltd ATF The Manning Capital Holdings Unit Trust	984,959	6.07%	-	-	2.6%
MG No.1 Pty Ltd	-	-	45,447	33.33	19.2%
Nicholas Hughes-Jones	1,296,640	8.06%	45,447	33.33%	22.41	%(7)
Inbocalupo Pty Ltd ATF Inbocalupo Trust	1,251,365	7.71%	-	-	3.3%
Inbocalupo No. 1 Pty Ltd	-	-	45,447	33.33%	19.2%

*	Less than 1%

(1)	Holdings include related parties of Andrew Leece being, Strat Cap No.1 Pty Ltd, Strat Capital Pty Ltd ATF AJ Digital Trust and Strat Capital Pty Ltd ATF Alpha Juliett Trust. Holdings include 45,477 shares of Class B Super Common Stock and the remainder of shares held are shares of Class A Ordinary Common Stock. Also includes 53,022 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026
(2)	Holdings include related parties of James Manning being, Bare Media Holdings Pty Ltd, Defender Capital Pty Ltd, MCH Equities Pty Ltd ATF MCH Equities Fund, Manning Capital Holdings Pty Ltd ATF The Manning Capital Holdings Unit Trust, Manning Group Pty Ltd ATF MG Office Trust and MG No.1 Pty Ltd. Holdings include 45,477 shares of Class B Super Common Stock and the remainder of shares held are shares of Class A Ordinary Common Stock. Also includes 127,308 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026

(3)	Holdings include related parties of Timothy Broadfoot being Broadfoot Group Pty Ltd ATF for Broadfoot Family Trust and DSS AI Pty Ltd,. Also includes 117,775 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026
(4)	Holdings include related parties of Nicholas Hughes Jones being, Inbocalupo No.1 Pty Ltd and Inbocalupo Pty Ltd ATF Inbocalupo Trust. Holdings include 45,447 shares of Class B Super Common Stock and the remainder of shares held are shares of Class A Ordinary Common Stock. Also includes 45,257 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026
(5)	Includes 18,416 options and RSU’s that are exercisable or vest within 60 days of March 31, 2026
(6)	Although shares of Class A Ordinary Common Stock and Class B Common Stock have identical economic rights, each holder of shares of Common Stock shall be entitled to one (1) vote for each share of Class A Ordinary Common Stock held and one hundred and sixty (160) votes for each share of Class B Super Common Stock held, which is why a difference between the percentage of Common Stock and percentage of voting control is shown separately.
(7)	Shares held includes 45,447 shares of Class B Super Common Stock. The number reported for Mr. Manning also includes of 127,308 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026. The number reported for Mr. Leece also includes of 53,022 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026. The number reported for Mr. Hughes-Jones also includes of 45,275 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026 and 90,893 shares of Class A Ordinary Common Stock approved and issuable but not yet issued.

(8)	The number reported for Mr. Schubert also includes of 305,419 shares of Class A Ordinary Common Stock issuable pursuant to restricted stock units vesting within 60 days of March 31, 2026.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2024 and 2025 Equity Incentive Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted average exercise price of outstanding options and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2024 Equity compensation plans approved by security holders	569,458	$0.54	-
2024 Equity compensation plans not approved by security holders	-	-	-
2025 Equity compensation plans approved by security holders	-	-	1,200,000
2025 Equity compensation plans not approved by security holders	-	-	-
Total	569,458	$0.54	1,200,000

Upon consummation of the Business Combination, all outstanding options to purchase stock of SharonAI under our 2024 Equity Incentive Plan, all outstanding warrants issued by SharonAI, and all other awards issued under our 2024 Equity Incentive Plan, vested or unvested, or any other security convertible into or exchangeable for any such security (each a “SharonAI Stock Right”), will be cancelled, extinguished and converted into a right to acquire (each, a “Converted Stock Right”), subject to substantially the same terms and conditions as were applicable under such SharonAI Stock Right (including expiration date, vesting conditions, and exercise provisions), the number of Company Class A Ordinary Common Stock shares (rounded up to the nearest whole share), determined by multiplying the number of shares of capital stock of SharonAI subject to such SharonAI Stock Right as of immediately prior to the consummation of the Business Combination by the Conversion Ratio (set forth in the Business Combination Agreement), with an exercise price per Company Class A Ordinary Common Stock shares (rounded down to the nearest whole cent), if applicable, equal to the exercise price per share of capital stock of SharonAI of such SharonAI Stock Right divided by the Conversion Ratio, in accordance with, and subject to, the contingencies set forth in the Business Combination Agreement. Upon consummation of the Business Combination, the Company will assume all obligations of SharonAI with respect to each Converted Stock Rights.

SharonAI Inc. 2025 Omnibus Equity Incentive Plan

The Company has adopted the SharonAI 2025 Omnibus Equity Incentive Plan (the “2025 Plan”).

Description of 2025 Plan

The following is a summary of the material features of the 2025 Plan. This summary is qualified in its entirety by the full text of the 2025 Plan, a copy of which is included as Exhibit 10.10 to this Annual Report on Form 10-K.

On December 14, 2025, the board of directors and the stockholders of the Company approved the SharonAI Holdings Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2025 Plan is equal to 1,200,000 shares. No more than 1,200,000 shares of our common stock shall be issued pursuant to the exercise of incentive stock options. The 2025 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. The 2025 Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations.

SharonAI Inc. 2024 Omnibus Equity Incentive Plan

The Company has adopted the 2024 SharonAI Omnibus Equity Incentive Plan (the “2024 Plan”). There will be no new awards under the 2024 Plan. All new awards will be made under the 2025 Plan. On May 6, 2024, the board of directors and the stockholders of the Company approved the 2024 Plan to incentivize employees, officers, directors and consultants of the Company and its affiliates. The number of shares of common stock that are reserved and available for issuance under the 2024 Plan is equal to 300,000. No more than 300,000 shares of our common stock shall be issued pursuant to the exercise of incentive stock options. The 2024 Plan provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of cash, stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation units and other stock or cash-based awards. Historically, we have granted restricted stock units under the 2024 Plan that were subject to time-vesting. The 2024 Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. Subject to certain restrictions, the Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, rules or regulations. Since the adoption of the SharonAI Holdings Inc. 2025 Plan, we do not intend to grant any more awards under the 2024 Plan.

New Plan Benefits

Future grants under the 2025 Plan will be made at the discretion of the plan administrator and, accordingly, are not yet determinable. Pursuant to that certain Business Combination Agreement, dated January 28, 2025 and as amended on May 23, 2025, by and between Roth CH and SharonAI, The Company shall assume obligations with respect to outstanding equity awards under the 2024 Omnibus Equity Incentive Plan of SharonAI (“Prior Plan”) and such obligations will not be covered under the 2025 Plan. Such outstanding equity awards under the Prior Plan are summarized in the table below.

2024 Omnibus Equity Incentive Plan
Name and Position	Dollar Value ($)	Number of Units
Wolfgang Schubert, Chief Executive Officer*	$486,596.74	72,960
Tim Broadfoot, Chief Financial Officer	$651,665.00	97,710
Andrew Leece, Chief Operation Officer	$651,665.00	97,710
Nicholas Hughes-Jones, SVP Business Development	$651,665.00	97,710
Daniel Mons, Chief Technology Officer	$30,310.00	4,545
Executive Group	$2,471,901.74	370,635
Non-Executive Director Group	$900,362.44	135,003
Non-Executive Officer Employee Group	$69,713.00	10,453
Advisors and contractors	$324,984	53,399

*	SharonAI has a contractual obligation to issue an additional 79,295 units to Mr. Schubert with a Dollar Value of $528,848.88, which have not been issued yet and will not be issued until the Business Combination has been completed.

Internal Revenue Code Section 162(m)

Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct in any one fiscal year with respect to certain of our service providers, as provided for in Section 162(m). Therefore, we may not be able to fully deduct certain compensation derived from 2025 Plan awards by such service providers from our taxable income.

The Company Income Tax Effects

Except as described above, we will generally be entitled to an income tax deduction in connection with an award under the 2025 Plan in an amount equal to the ordinary income realized by a participant at the time the participant recognizes such income.

Accounting Treatment

As required by Financial Accounting Standards Board Accounting Standards Codification, “Share-Based Payment,” upon the grant of options, SARs, restricted shares, RSUs and other stock-based awards pursuant to the 2025 Plan, for financial reporting purposes, we will incur compensation expense that will be recognized over the vesting period of the options, SARs, restricted shares, RSUs or other stock-based award. We are not able at this time to predict whether such compensation expense will be material, on an on-going basis, as that will depend on, among other things, the number of shares for which options, SARs, restricted shares, RSUs or other stock-based awards are granted and the prices of our common stock in the future.

Director and Officer Indemnification Agreements

The Company has entered into agreements with each of its executive officers and Directors, whereby the Company will agree to indemnify each of them to the fullest extent permitted by law, for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out of pocket attorneys’ fees) incurred or paid by any of them in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to their performance of services for the Company or any subsidiary of the Company. Any fees or other necessary expenses incurred by any of them in defending any such action, suit, investigation or proceeding shall be paid by the Company in advance, subject to the Company’s right to seek repayment from them a determination is made that the applicable officer or Director was not entitled to indemnification.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Approval of Related Party Transactions

The Audit and Risk Management Committee of our Board has adopted a Related Party Transactions Policy (the “Policy”) setting forth the policies and procedures for the review and approval or ratification of “Related Party Transactions.” A “Related Party Transaction” is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which a Financial Benefit is provided to a Related Party. “Financial Benefit” includes, without limitation: giving or providing a Related Party finance or property; buying an asset from or selling an asset to a Related Party; leasing an asset from or to a Related Party; supplying services to or receiving services from a Related Party; issuing or allocating securities or granting an option to a Related Party; and taking up or releasing an obligation of a Related Party. “Related parties” under this Policy include: (i) any entity that controls the Company; (ii) any person who is or was (since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K and proxy statement) an executive officer, director or nominee for director of the Company, any shareholder owning more than 5% of any class of the Company’s voting securities, or an Immediate Family Member of any such person; (iii) any entity controlled by a Related Party (including a trust for which any Group entity acts in a trustee capacity); (iv) any entity or person that was a Related Party in the previous six months; (v) any entity or person that believes it will become a Related Party in the future; and (vi) any entity acting in concert with a Related Party. Pursuant to the Policy, the Audit and Risk Management Committee will consider, among other factors, (i) the relevant facts and circumstances of each Related Party Transaction, including whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (ii) whether the transaction was undertaken in the ordinary course of business, (iii) whether the transaction was initiated by the Company or the Related Party, (iv) the purpose of and potential benefits to the Company of the transaction, (v) the approximate dollar value of the amount involved, (vi) the Related Party’s interest in the transaction, and (vii) any other information that would be material to investors in light of the circumstances of the particular transaction. The Policy does not permit any director or executive officer to participate in the discussion of, or vote regarding, a Related Party Transaction in which he or she is the Related Party, provided that such director or executive officer shall provide all material information concerning the transaction to the Committee. Where it is impractical or undesirable to wait until a Committee meeting, the chairman of the Committee may review and approve a Related Party Transaction, with any such approval to be reported to the Committee at its next regularly scheduled meeting. Notwithstanding the foregoing, unless a Related Party Transaction constitutes an arm’s length transaction (being a transaction on terms that would be reasonable if the parties were dealing at arm’s length, or on terms less favorable to the Related Party), a Group entity may only give a Financial Benefit to a Related Party where prior shareholder approval has been obtained and the Financial Benefit is given within 15 months of that approval, in accordance with the Corporations Act 2001 (Cth) and the ASX Listing Rules. In addition, under the ASX Listing Rules, shareholder approval is required to acquire a substantial asset (being an asset representing 5% or more of the equity interests of the Group) from, or dispose of a substantial asset to, a Related Party. The Policy also provides for standing pre-approval of certain categories of transactions, including employment of executive officers, director compensation, certain transactions with other companies, certain charitable contributions, transactions where all shareholders receive proportional benefits, transactions involving competitive bids, regulated transactions, certain banking-related services, and indemnification. All Related Party Transactions must also comply with the Company’s existing policies and procedures, including the Code of Ethics and Business Conduct.

Certain Relationships and Related Person Transactions — SharonAI

In connection with Mr. Schubert’s resignation as Chief Executive Officer of the Company, on January 22, 2026, the Board appointed James Manning, Non-Executive Chairman, director and greater than 10% stockholder of the Company, as Chief Executive Officer. In connection with Mr. Manning’s appointment as Chief Executive Officer, Mr. Manning entered into an Employment Offer Letter dated January 22, 2026, with the Company’s subsidiary, SharonAI Pty Ltd (the “New Manning Agreement”). Pursuant to the New Manning Agreement, Mr. Manning will receive an additional annual base salary of AUD$200,000 and will be eligible to participate the Company’s discretionary bonus scheme and in the Company’s discretionary share scheme, as well as superannuation contributions in line with the minimum compulsory contribution rate required to be paid.

SharonAI and SharonAI Pty Ltd have entered into an independent contractor agreement-corporate with James Manning and Manning Group Pty Ltd ATF MG Office Trust (“Manning Consulting Agreement”). Pursuant to the Manning Consultant Agreement, Mr. Manning, SharonAI’s Non-Executive Chairman, director and greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to commercial opportunity development, discovery of future data center sites, future data center acquisition and construction advisory, transaction advisory services and key relationship introduction and development. In consideration for these services, Manning Group Pty Ltd ATF MG Office Trust is entitled to receive an annual remuneration of AUD$334,500 (approximately $211,000 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Manning Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

SharonAI Pty Ltd has entered into an independent contractor agreement with Nicholas Hughes Jones related entity Inbocalupo Consulting Pty Ltd (“Inbocalupo Consulting Agreement”). Pursuant to the Inbocalupo Consultant Agreement and combined with Mr. Hughes-Jones employment agreement, Mr. Hughes-Jones who until July 2025 was SharonAI’s Senior Vice President Business Development and is a currently the Company’s Head of Business Development and a current greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to business development services. In consideration for these services, Inbocalupo Consulting Pty Ltd is entitled to receive an annual remuneration of AUD$133,800 (approximately $84,294 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Inbocalupo Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

SharonAI Pty Ltd has entered into an independent contractor agreement with Broadfoot Group Pty Ltd (“Broadfoot Consulting Agreement”). Pursuant to the Broadfoot Consultant Agreement, Mr. Broadfoot, SharonAI’s Chief Financial Officer, Treasurer, Corporate Secretary, and Mrs. Broadfoot, as the key persons, provides certain services to SharonAI and SharonAI Pty Ltd relating to Chief Financial Officer support and executive assistant services to the CFO. In consideration for these services, Broadfoot Group Pty Ltd is entitled to receive an annual remuneration of AUD$111,500 (approximately $70,245 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Broadfoot Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice.

James Manning, Nicholas Hughes-Jones and Andrew Leece were the sole three shareholders of Alternative Asset Management Pty Ltd/SharonAI Pty Ltd (“SAIPL”) prior to SharonAI’s acquisition of all of the shares of SAIPL on April 29, 2024. In consideration for their shares of SAIPL, each of Messrs. Manning, Hughes-Jones and Leece were issued 70,000 shares of SharonAI common stock at a fair value of $70,000.

James Manning was a unitholder of Digital Income Fund Pty Ltd (“DIF”) prior to SAIPL acquiring the assets of DIF on April 29, 2024. In consideration for the assets of DIF, DIF was issued 55,000 shares of SharonAI common stock, 17,600 shares of which were transferred to Mr. Manning upon DIF’s liquidation. The 17,600 shares were issued at a fair value of $390,016.

James Manning, Nicholas Hughes-Jones and Andrew Leece were shareholders of Distributed Storage Solutions Limited ACN 646 979 222 (“DSS”) prior to SharonAI’s acquisition of DSS in June of 2024. In consideration for their shares of DSS, Mr. Manning was issued 49,215 shares of SharonAI common stock at a fair value of $1,919,366, Mr. Hughes-Jones was issued 27,478 shares of SharonAI common stock at a fair value of $1,071,623, and Mr. Leece was issued 43,401 shares of SharonAI common stock at a fair value of $1,692,639.

During 2024, the Group paid storage services expense to Flynt ICS Pty Ltd (“Flynt”). Flynt is a subsidiary of Vertua Limited and affiliated to the Group through common ownership by James Manning. For the year ended December 31, 2024, the Group paid Flynt $167,638 in services expenses.

Between January, 2024, and May, 2024, the SharonAI received approximately $419,590 in outstanding loans from various entities affiliated with members of SharonAI’s management and board of directors, including: (a) Woodville Super Pty Ltd, an affiliate of James Manning, Director; (b) Manning Capital Holdings Pty Ltd, an affiliate of James Manning, Director; (c) Strat Capital Pty Ltd (Alpha Juliett), an affiliate of Andrew Leece, Chief Operating Officer; and (d) Inbocalupo Pty Ltd, an affiliate of Nick Hughes-Jones, the former Senior Vice President Business Development. These debts were converted into equity of SharonAI as part of a private placement conducted by SharonAI at the same price that stock was sold to other investors in the offering. The following chart shows the amount of debt from each lender and the shares into which the debt was converted.

	USD Amount outstanding	Subscription price per share post adjustment in SharonAI Holdings Inc	Shares received upon conversion post adjustment in SharonAI Holdings Inc Class A Ordinary Common Stock
Woodville Super Pty Ltd	$66,370.00	4.29	15,470
Manning Capital Holdings Pty Ltd	$84,555.00	4.29	19,706
Strat Capital Pty Ltd (Alpha Juliett)	$117,740.00	4.29	27,440
Inbocalupo Pty Ltd	$150,925.00	4.29	35,175
Total:	$419,590.00		97,791

The Company’s Relationships and Related Party Transactions

Amended and Restated Registration Rights Agreement

The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with certain existing stockholders of the Company (the “Holders”) with respect to their shares of the Company before or pursuant to the Business Combination, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Roth CH’s initial public offering and any shares issuable on conversion of preferred stock or loans. Pursuant to the Registration Rights Agreement, within thirty (30) days of the Closing, the Company was required to file, and has filed, with the SEC a registration statement for a shelf registration on Form S-1 (the “Shelf”), covering the resale of all the Registrable Securities (as defined in the Registration Rights Agreement) on a delayed or continuous basis as permitted by Rule 415 under the Securities Act and the Company was required to use its reasonable best efforts to have such Shelf declared effective as soon as practicable after the filing thereof, and the Shelf has been declared effective. In the event that any Holder holds Registrable Securities that are not registered for resale on a delayed or continuous basis, the Company, upon written request of such Holder, shall promptly use its commercially reasonable efforts to cause the resale of such Registrable Securities to be covered by filing a subsequent shelf registration statement and cause the same to become effective as soon as practicable after such filing and such subsequent shelf registration statement shall be subject to the terms of the Registration Rights Agreement; provided, however, that the Company shall only be required to cause such Registrable Securities to be so covered twice per calendar year for each of the Holders. In addition, the Holders have certain “piggyback” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Schubert Separation Agreement and Consulting Agreement

On January 22, 2026, Mr. Wolfgang Schubert resigned as the Company’s Chief Executive Officer and as a director. In connection with such resignation, Mr. Schubert entered into the Separation Agreement dated January 22, 2026, with SharonAI Operations. Pursuant to the Separation Agreement, Mr. Schubert received 318,240 restricted stock units. Mr. Schubert will continue with the Company as a consultant pursuant to the Consulting Agreement dated January 22, 2026, pursuant to which Mr. Schubert received a one-time grant of $50,000 of restricted stock units and will receive $8,334 per month. Mr. Schubert’s resignation is not the result of any dispute or disagreement with the Company or management and is not a reflection on the Company’s results of operations.

Indemnification Agreements

The Company’s Amended and Restated Certificate of Incorporation (the “Charter”) contains provisions limiting the liability of the members of the Company’s board of directors, and the Company’s amended and restated bylaws provide that the Company will indemnify each of the members of the Company’s board of directors and officers to the fullest extent permitted under Delaware law. The Company’s bylaws also provide the board of directors with discretion to indemnify employees and agents of the Company.

The Company enters into indemnification agreements with each of its directors and executive officers and certain other key employees. The indemnification agreements provide that the Company will indemnify each of its directors and executive officers and such other key employees against any and all expenses incurred by such director, executive officer or other key employee because of his or her status as one of the Company’s directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, the Charter and the Company’s amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors, executive officers and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

Related Party Transactions Policy

The Audit and Risk Management Committee of our Board has adopted a Related Party Transactions Policy (the “Policy”) setting forth the policies and procedures for the review and approval or ratification of “Related Party Transactions.” A “Related Party Transaction” is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which a Financial Benefit is provided to a Related Party. “Financial Benefit” includes, without limitation: giving or providing a Related Party finance or property; buying an asset from or selling an asset to a Related Party; leasing an asset from or to a Related Party; supplying services to or receiving services from a Related Party; issuing or allocating securities or granting an option to a Related Party; and taking up or releasing an obligation of a Related Party. “Related parties” under this Policy include: (i) any entity that controls the Company; (ii) any person who is or was (since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K and proxy statement) an executive officer, director or nominee for director of the Company, any shareholder owning more than 5% of any class of the Company’s voting securities, or an Immediate Family Member of any such person; (iii) any entity controlled by a Related Party (including a trust for which any Group entity acts in a trustee capacity); (iv) any entity or person that was a Related Party in the previous six months; (v) any entity or person that believes it will become a Related Party in the future; and (vi) any entity acting in concert with a Related Party. Pursuant to the Policy, the Audit and Risk Management Committee will consider, among other factors, (i) the relevant facts and circumstances of each Related Party Transaction, including whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (ii) whether the transaction was undertaken in the ordinary course of business, (iii) whether the transaction was initiated by the Company or the Related Party, (iv) the purpose of and potential benefits to the Company of the transaction, (v) the approximate dollar value of the amount involved, (vi) the Related Party’s interest in the transaction, and (vii) any other information that would be material to investors in light of the circumstances of the particular transaction. The Policy does not permit any director or executive officer to participate in the discussion of, or vote regarding, a Related Party Transaction in which he or she is the Related Party, provided that such director or executive officer shall provide all material information concerning the transaction to the Committee. Where it is impractical or undesirable to wait until a Committee meeting, the chairman of the Committee may review and approve a Related Party Transaction, with any such approval to be reported to the Committee at its next regularly scheduled meeting. Notwithstanding the foregoing, unless a Related Party Transaction constitutes an arm’s length transaction (being a transaction on terms that would be reasonable if the parties were dealing at arm’s length, or on terms less favorable to the Related Party), a Group entity may only give a Financial Benefit to a Related Party where prior shareholder approval has been obtained and the Financial Benefit is given within 15 months of that approval, in accordance with the Corporations Act 2001 (Cth) and the ASX Listing Rules. In addition, under the ASX Listing Rules, shareholder approval is required to acquire a substantial asset (being an asset representing 5% or more of the equity interests of the Group) from, or dispose of a substantial asset to, a Related Party. The Policy also provides for standing pre-approval of certain categories of transactions, including employment of executive officers, director compensation, certain transactions with other companies, certain charitable contributions, transactions where all shareholders receive proportional benefits, transactions involving competitive bids, regulated transactions, certain banking-related services, and indemnification. All Related Party Transactions must also comply with the Company’s existing policies and procedures, including the Code of Ethics and Business Conduct.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external auditors, for the periods indicated.

	For the Years Ended
	December 31,
	2025	2024
Audit fees	$258,990	$482,854
Audit related fees(1)	$123,790	$-
Tax fees	$-	$-
All other fees	$19,810	$-

(1)	Primarily consists of fees for quarterly reviews of the Company’s interim financial statements and the issuance of auditor consents for registration statements.

The policy of our audit and risk management committee and our board of directors is to pre-approve all audit and non-audit services provided by our principal auditors, including audit services, audit related services, and other services as described above, other than those for de minimis services, which are approved by the audit and risk management committee or our board of directors.

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

As the Company has a formal Audit and Risk Management Committee, the services described above were approved by the Audit and Risk Management Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal Audit and Risk Management Committee, the Company has Audit and Risk Management Committee pre-approval policies and procedures.

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits (including those incorporated by reference).

Exhibit No.	Description
1.1	Form of Underwriting Agreement between Roth CH Holdings, Inc. and Lucid Capital Markets, LLC, incorporated by reference to Exhibit 1.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026
2.1†	Business Combination Agreement, dated January 28, 2025, by and among Roth CH Acquisition Co., Roth CH Holdings, Inc., Roth CH Merger Sub, Inc. and SharonAI Inc incorporated by reference to Exhibit 2.1 to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on January 29, 2025
2.2	Amendment, dated May 23, 2025, to the Business Combination Agreement, dated May 23, 2025, by and among Roth CH Acquisition Co., Roth CH Holdings, Inc., Roth CH Merger Sub, Inc. and SharonAI Inc., incorporated by reference to Exhibit 10.1 to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on May 27, 2025.
2.3	Second Amendment, dated October 14, 2025, to the Business Combination Agreement, dated January 28, 2025, by and among Roth CH Acquisition Co., Roth CH Holdings, Inc., Roth CH Merger Sub, Inc. and SharonAI Inc., incorporated by reference to Exhibit 10.1 to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on October 20, 2025.
3.1	Amended and Restated Certificate of Incorporation of registrant, incorporated by reference to Annex B-1 to the registrant’s Registration Statement on Form S-4 filed with the SEC on May 15, 2025 (effective December 17, 2025).
3.2	Bylaws of the registrant, incorporated by reference to Annex B-2 to the registrant’s Registration Statement on Form S-4 filed with the SEC on May 15, 2025 (effective December 17, 2025).
3.3	Certificate of Merger, incorporated by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4 filed with the SEC on October 1, 2025.
3.4	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025
4.1	Form of Warrant Certificate(1)
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(6)
4.3	Form of December 2025 Convertible Note incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
4.4	Form of Underwriter Warrant incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(6)
10.2	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(2)
10.3	Private Placement Warrants Purchase Agreement between the Registrant and TKB Sponsor I, LLC(6)
10.4	Amendment to the Investment Management Trust Agreement, dated June 28, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(3)
10.5	Amendment No. 2 to the Investment Management Trust Agreement(3)
10.6	Form of Lockup Agreement, incorporated by reference to Annex F to the registrant’s Registration Statement on Form S-4 filed with the SEC on May 15, 2025
10.7	Form of Amended and Restated Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on January 29, 2025
10.8+	Employment Agreement with Wolfgang Schubert, incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-4 filed with the SEC on May 15, 2025
10.9+	First Amendment to Employment Agreement with Wolfgang Schubert incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
10.10+	Form of 2025 Equity Incentive Plan incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
10.11	Note Purchase Agreement dated July 15, 2025 between SharonAI, Inc. and YA II PN, LTD incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.

10.12	Form of Standby Equity Purchase Agreement by and between YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”), and SharonAI Holdings, INC. a Delaware Corporation (to be executed following the Business Combination) incorporated by reference to Annex H to the registrant’s Registration Statement on Form S-4 filed with the SEC on August 12, 2025
10.13+	Employment Agreement between Timothy Broadfoot and SharonAI Pty Ltd incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.14+	Employment Agreement between Andrew Leece and SharonAI Pty Ltd incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.15+	Employment Agreement between Daniel Mons and SharonAI Pty Ltd incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.16+	Independent Contractor Agreement between James Manning and SharonAI Pty Ltd incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.17+	Consulting Agreement between SharonAI Pty and Timothy Broadfoot incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.18	Independent Contractor Agreement between Inbocalupo Ptd Ltd and Sharon Pty Ltd incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
10.19	Deed of Variation of Independent Contractor Agreement between Inbocalupo Pty Ltd and Sharon Pty Ltd incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.20	Independent Contractor Agreement between Broadfoot Group Pty Ltd and SharonAI Pty Ltd incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.21	Convertible Promissory Note in the amount of $500,000 dated July 15, 2025 issued by SharonAI, Inc. to YA II PN Ltd. incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.22	Convertible Promissory Note in the amount of $2 million dated October 1, 2025 issued by SharonAI, Inc. to YA II PN Ltd. incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.23	First Amendment to Convertible Notes, dated October 21, 2025, by and between SharonAI, Inc. and YA II PN Ltd. incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.24	Limited Liability Company Agreement of Texas Critical Data Centers LLC, dated January 21, 2025, between SharonAI, Inc. and New Era Helium, Inc. incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
10.25	Contract to Purchase Agreement, dated July 17, 2025, between Odessa Industrial Development Corporation d/b/a Grow Odessa, and Texas Critical Data Centers, LLC incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
10.26	Amendment to Convertible Promissory Notes and Note Purchase Agreement. incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K dated December 22, 2025.
10.27	Binding Term Sheet for Acquisition of Interest in Texas Critical Data Centers, LLC, dated December 19, 2025 by and between SharonAI, Inc. and New Era Energy & Digital Inc. (“NUAI”) incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025.
10.28	Convertible Note Agreement, dated December 19, 2025 incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC December 22, 2025.
10.30	Contract to Purchase, dated November 21, 2025, by and between Odessa Industrial Development Corporation d/b/a Grow Odessa and Texas Critical Data Centers, LLC incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 6, 2025.
10.31	Director Appointment Letter by and between Drew Kelton and SharonAI Holdings Inc. dated January 13, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2026
10.32+	SharonAI Inc. 2024 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed on January 16, 2026
10.33+	First Amendment to SharonAI Inc. 2024 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1 filed on January 16, 2026
10.34+	Second Amendment to SharonAI Inc. 2024 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1 filed on January 16, 2026
10.35+	Form of Restricted Stock Unit Agreement - SharonAI Inc. 2024 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1 filed on January 16, 2026
10.36+	Form of Option Award Agreement - SharonAI Inc. 2024 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 filed on January 16, 2026
10.37	Membership Interest Purchase Agreement dated January 16, 2026, between SharonAI Inc. and New Era Energy & Digital Inc., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.38	Senior Secured Convertible Promissory Note dated January 16, 2026, issued by New Era Energy & Digital Inc., incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.39	Guaranty dated January 16, 2026, between SharonAI Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026

10.40	Security and Pledge Agreement dated January 16, 2026, among SharonAI Inc., New Era Energy & Digital Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.41	Deed of Trust and Security Agreement dated January 16, 2026, between SharonAI Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.42	Separation Agreement by and between Wolfgang Schubert and SharonAI Operations LLC dated January 22, 2026 incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.43	Consulting Agreement by and between Wolfgang Schubert and SharonAI Operations LLC dated January 22, 2026 incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.44	Offer Letter Agreement by and between James Manning and SharonAI Pty Ltd dated January 22, 2026 incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.45	Form of Lock-up Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026
10.46	Director Appointment Letter by and between Benjamin Adams and SharonAI Holdings Inc. dated February 22, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2026
14.1*	Code of Ethics
16.1	Letter from CBIZ CPAs P.C. to the Securities and Exchange Commission, dated as of January 7, 2026, incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2026.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the registrant’s Current Report on Form 8-K dated December 22, 2025.
21.1	Subsidiaries, incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
23.1*	Consent of HoganTaylor LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback, incorporated by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K dated December 22, 2025.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management or compensatory plan.

(1)	Incorporated by reference to Roth CH Acquisition Co.’s Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(3)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.
(4)	Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed with the SEC on September 7, 2023.
(5)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2024.
(6)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K, filed with the SEC on October 29, 2021.
(7)	Incorporated by reference to Roth CH Acquisition Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(8)	Incorporated by reference to Roth CH Acquisition Co.’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.
(9)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K filed with the SEC on January 29, 2025.
(10)	Incorporated by reference to Roth CH Acquisition Co.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARONAI HOLDINGS INC.

Date: March 31, 2026	By:	/s/ James Manning
James Manning
Chairman, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Manning	Chairman, Chief Executive Officer,	March 31, 2026
James Manning	President, and Director (Principal Executive Officer)

/s/ Timothy Broadfoot	Chief Financial Officer,	March 31, 2026
Timothy Broadfoot	(Principal Accounting and Financial Officer)

/s/ Alastair Cairns	Director	March 31, 2026
Alastair Cairns

/s/ Peter Woodward	Director	March 31, 2026
Peter Woodward

/s/ Alexander Andrew Kelton	Director	March 31, 2026
Alexander Andrew Kelton

/s/ Benjamin Adams	Director	March 31, 2026
Benjamin Adams

-88-