Form 10-Q
period 2026-03-31
SharonAI Holdings Inc.
filed 2026-05-15
CIK 2068385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-43129

SHARONAI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2349750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

745 5th Ave, Suite 500 New York, NY	10151
(Address of principal executive offices)	(Zip code)

(347) 212-5075

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Common Stock, par value $0.0001	SHAZ	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2026, the issuer had a total of 16,607,910 Class A Ordinary Common Stock and 136,341 Class B Super Common Stock, par value $0.0001 per share, outstanding.

SHARONAI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$164,288,288	$71,073,024
Trade and other receivables	5,043,589	749,677
Convertible notes receivable	51,013,699	-
Investment in NUAI shares	8,490,885	-
Convertible note proceeds receivable	-	15,171,072
Assets held for sale	1,165,427	1,135,490
Other current assets	688,193	288,191
Total current assets	230,690,081	88,417,454
Property and equipment, net	14,802,568	15,207,775
Right of use assets, net	6,906,463	7,140,877
Equipment and lease prepayments	42,453,168	-
Certificates of deposits	989,749	915,397
Other long-term assets	-	3,414,432
Goodwill	18,044,215	18,044,215
TOTAL ASSETS	$313,886,244	$133,140,150
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other payables	$20,981,761	$3,433,320
Warrant liability	6,675	890,000
Note payable	5,997	2,254,968
Convertible notes	199,358,226	129,017,286
Finance lease liabilities, current portion	1,116,796	1,072,820
Other current liabilities	-	2,701,932
Total current liabilities	221,469,455	139,370,326
Finance lease liabilities, net of current portion	3,785,968	3,918,081
TOTAL LIABILITIES	225,255,423	143,288,407
Stockholders’ equity (deficit):
Common Stock- Class A (15,998,830 and 11,832,164 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1,600	1,183
Common Stock- Class B (136,341 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	14	14
Additional paid-in capital	153,743,335	33,861,613
Accumulated deficit	(63,444,954)	(43,529,190)
Accumulated other comprehensive loss	(1,458,994)	(372,992)
Noncontrolling interest	(210,180)	(108,885)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	88,630,821	(10,148,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$313,886,244	$133,140,150

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$294,014	$325,092
Cost of Revenue	525,816	313,382
Gross profit (loss)	(231,802)	11,710
Share-based compensation	382,158	467,623
Selling, general and administrative expenses	4,015,219	1,007,430
Other expenses	1,318,001	506,418
Other income	(3,127,957)	(808,513)
Loss from operations	(2,819,223)	(1,161,248)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(328,433)
Change in fair value of warrant liabilities	883,325	-
Change in fair value of NUAI shares	(1,509,115)	-
Change in fair value of convertible notes	(70,227,754)	-
Gain on sale of investment in TCDC	65,919,712	-
Interest income (expense), net	1,259,886	(12,391)
Loss before income taxes	(6,493,169)	(1,502,072)
Income tax (expense) benefit	(13,518,652)	62,582
Net loss	(20,011,821)	(1,439,490)
Net loss attributable to non-controlling interest	(96,057)	(6,910)
Net loss attributable to SharonAI Holdings Inc.	$(19,915,764)	$(1,432,580)
Net loss per share, basic and diluted	$(1.43)	$(1.34)
Weighted-average number of shares outstanding	13,959,245	1,067,213

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net loss	$(20,011,821)	$(1,439,490)
Net loss attributable to non-controlling interest	(96,057)	(6,910)
Net loss attributable to SharonAI Holdings Inc.	(19,915,764)	(1,432,580)

Foreign currency translation adjustments	(1,091,240)	(105,513)
Other comprehensive loss	(1,091,240)	(105,513)
Other comprehensive loss attributable to noncontrolling interest	(5,238)	(506)
Other comprehensive loss attributable to SharonAI Holdings Inc.	(1,086,002)	(105,007)
Comprehensive loss attributable to SharonAI Holdings Inc.	$(21,001,766)	$(1,537,587)

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended March 31, 2026

	Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated income (deficit)	Accumulated Comprehensive Income (Loss) (AOCI)	Total SharonAI Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity (Deficit)
	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2025	11,832,164	1,183	136,341	14	65,489	-	33,861,613	(43,529,190)	(372,992)	(10,039,372)	(108,885)	(10,148,257)
Issuance of common stock – NASDAQ offering	4,166,666	417	-	-	-	-	124,999,563	-	-	124,999,980	-	124,999,980
Share issuance costs	-	-	-	-	-	-	(5,499,999)	-	-	(5,499,999)	-	(5,499,999)
Share based compensation	-	-	-	-	-	-	382,158	-	-	382,158	-	382,158
Net loss	-	-	-	-	-	-	-	(19,915,764)	-	(19,915,764)	(96,057)	(20,011,821)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	(1,086,002)	(1,086,002)	(5,238)	(1,091,240)
Balance at March 31, 2026	15,998,830	1,600	136,341	14	65,489	-	153,743,335	(63,444,954)	(1,458,994)	88,841,001	(210,180)	88,630,821

Three Months Ended March 31, 2025

	Series A Preferred		Series B Preferred		Common Stock- Class A		Options Reserve		Additional Paid-In Capital	Accumulated income (deficit)	Accumulated Comprehensive Income (Loss) (AOCI)	Total SharonAI Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2024	15,000	2	27,000	3	9,703,042	107	65,489	-	33,304,160	(3,905,281)	423,857	29,822,849	86,096	29,908,945
Share based compensation	-	-	-	-	-	-	(2,835)	-	467,623	-	-	467,623	-	467,623
Net loss	-	-	-	-	-	-	-	-		(1,432,580)	-	(1,432,580)	(6,910)	(1,439,490)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	(105,008)	(105,008)	(506)	(105,514)
Balance at March 31, 2025	15,000	2	27,000	3	9,703,042	107	62,654	-	33,771,783	(5,337,861)	318,849	28,752,884	78,680	28,831,564

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period, including noncontrolling interest	$(20,011,821)	$(1,439,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,318,001	382,131
Share based compensation	382,158	467,623
Change in fair value of digital assets	-	328,433
Intangible assets (FIL) revenue	-	(77,758)
Intangible assets (FIL) cost of revenue	-	33,663
Amortization of intangible assets	-	275,000
Deferred tax liability	-	(112,767)
Unrealized (gains) losses on foreign currency exchange	(3,206,678)	(102,591)
Change in fair value of NUAI shares	1,509,115	-
Change in fair value of warrant liability	(883,325)	-
Change in fair value of convertible notes	70,227,754	-
Gain on sale of investment in TCDC	(65,919,712)	-
Gain on sale of property and equipment	-	(808,513)
Changes in assets and liabilities:
Trade and other receivables	(4,588,742)	(66,677)
Other current assets	(1,400,349)	11,698
Other long-term assets	-	4,534
Trade and other payables	4,307,291	(223,391)
Income tax payable	13,518,652	-
Other current liabilities	(2,701,932)	-
Net cash provided by (used in) operating activities	(7,449,588)	(1,328,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid on property and equipment	(42,453,168)	-
Purchase of certificates of deposit	(50,218)	-
Payment for the purchase of property and equipment	(66,712)	(32,963)
Proceeds received from the sale of TCDC investment	9,850,000	-
Net cash provided by (used in) investing activities	(32,720,098)	(32,963)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	119,499,981	-
Cash received from convertible note issuance	15,171,072	-
Payment for lease liabilities	(219,721)	(109,225)
Repayment of note payable	(2,249,124)	-
Net cash provided by (used in) financing activities	132,202,208	(109,225)
Effect of exchange rate changes on cash and cash equivalents	1,182,741	(109,814)
Net cash increase/(decreases) in cash and cash equivalents	93,215,263	(1,580,107)
Cash and cash equivalents at beginning of period	71,073,024	4,424,805
Cash and cash equivalents at end of period	$164,288,288	$2,844,698

Refer to Note 19 for the supplemental cash flows information.

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Unless otherwise stated in this Notes to Consolidated Condensed Financial Statements, references to “we,” “us,” “our,” “Company” or “our Company” are to SharonAI Holdings Inc. and its subsidiaries.

The consolidated condensed financial statements cover SharonAI Holdings Inc. (“the Company” or “SAI”) and its controlled entities (“the Group”).

SharonAI Inc (“SA Inc.”) is a digital infrastructure provider, incorporated in the state of Delaware in the United States of America on February 15, 2024.

On April 29, 2024, SA Inc. and Alternative Asset Management Pty Ltd (“AAM”), who had identical ownership interest as SA Inc., completed a share exchange. AAM did not have business operations but owned certain mining assets. Pursuant to the transaction there was no change in relative voting interest amongst the existing shareholders of both entities. See Note 2(b) for additional reporting considerations for the share exchange.

On June 30, 2024, SA Inc. acquired the majority equity interest of Distributed Storage Solutions Limited (“DSS”). DSS is a cloud storage provider providing robust data storage infrastructure in the Filecoin network with additional focus on high performance computers (HPC) and artificial intelligence, which was determined to be a business combination.

In January of 2025, SA Inc. formed a 50:50 joint venture with New Era Helium, Inc. (“NUAI”), named Texas Critical Data Centers LLC (“TCDC”), to fund, develop, and construct a planned 250MW net-zero energy data center behind the meter with a natural gas-fired power plant within the Permian Basin in Western Texas. New Era Helium, Inc. is a Nasdaq listed industrial gas company that is expected to provide a portion of the natural gas required by the power plant.

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

For accounting purposes, the transaction was treated as a reverse recapitalization, with SharonAI Inc. determined to be the accounting acquirer and Roth treated as the acquired entity. See Note 2 to the consolidated condensed financial statements for additional information regarding the accounting treatment of the business combination.

Following the closing of the business combination, the Class A Ordinary Common Stock and warrants of SharonAI Holdings Inc. began trading on the OTC Market under the ticker symbols “SHAZ” and “SHAZW,” respectively.

In February 2026, SharonAI Holdings, Inc. completed its initial public offering and listed its Class A Ordinary Common Stock on the Nasdaq Stock Market.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated condensed financial statements include the balances and results of operations of the Company and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

Principles of consolidation

Pursuant to the share exchange with the holders of AAM’s equity, which had the same ownership structure as SA Inc. before and after the share exchange, the Group financial statements have been prepared on a consolidated basis by applying the predecessor value method as if the AAM share exchange had been completed at the beginning of the earliest reporting period.

The consolidated condensed statements of operations, consolidated condensed statements of changes in equity and consolidated condensed statements of cash flows of SA Inc. and AAM for the relevant periods include the results and cash flows of SA Inc. and AAM from the earliest date presented.

The consolidated condensed balance sheets as of March 31, 2026 and March 31, 2025 have been prepared to present the assets and liabilities of the subsidiaries using the existing book values from the common shareholders’ perspective. No adjustments are made to reflect fair values, or to recognize any new assets or liabilities as a result of the share exchange.

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

On December 23, 2025, we (i) effected a 1-for-50 reverse stock split of its outstanding common stock, including both shares of its Class A Ordinary Common Stock and Class B Super Common Stock, and (ii) reduce its authorized common stock to 100,136,341 shares, being 100,000,000 shares of Class A Ordinary Common Stock and 136,341 shares of Class B Super Common Stock. In addition to reducing the shares of common stock outstanding, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the exercise of stock options, warrants and unit purchase options and conversion of convertible notes outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise/conversion prices. All share and per share information, including share-based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split.

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

Use of estimates

The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary in order to make the unaudited consolidated financial statements not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Foreign currency translation

The financial statements of the Group’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Foreign currency transaction gains and losses are included in other expenses in the consolidated condensed statements of operations and comprehensive loss. The Company recorded realized foreign currency transaction loss of $4 thousand and an unrealized foreign currency transaction loss of $1,087 thousand for the quarter ended March 31, 2026 and realized foreign currency transaction gain of $0.3 thousand and an unrealized foreign currency transaction loss of $105 thousand for the quarter ended March 31, 2025. These are included in other income, in the consolidated statements of operations and comprehensive loss.

Note 3. Revenue and Other Income

	For the Three Months Ended
	March 31,
	2026	2025
Revenue
Digital Asset Mining Revenue	$-	$80,633
Provision of GPU Infrastructure services	294,012	243,970
Other revenue	2	489
Total Revenue	$294,014	$325,092

Other income

	For the Three Months Ended
	March 31,
	2026	2025
Other income
Gain on Disposal of Property and Equipment	$-	$808,513
Foreign currency gain or loss	3,127,957	-
Other Income	$3,127,957	$808,513

Note 4. Income Tax

The Company’s effective income tax rate was (208.2%) and 5.1% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 differed from the 21.0% federal statutory rate primarily due to the nonrecognition of fair value loss on convertible notes, the US federal and state tax expense associated with the sale of the Company’s 50% interest in TCDC, and the change in valuation allowance maintained against certain deferred tax assets. The effective income tax rate for the three months ended March 31, 2025 differed from the 21.0% federal statutory rate primarily due to the change in valuation allowance maintained against certain deferred tax assets, state income taxes, and the impact of research and development tax incentives. The income tax expense (benefit) was $13,519 thousand and ($63) thousand for the three months ended March 31, 2026 and 2025, respectively.

Note 5. Certificates of Deposit

At March 31, 2026, the Company held certificates of deposit (CDs) totaling $990 thousand which are restricted due to their use as collateral for bank guarantees issued for equipment managed service contracts. The CDs have either a 6-month or 12-month term and are maintained in a bank account in the Company’s name. Interest earned on the CDs is accrued to the Company. Under the terms of the service contracts, the supplier may claim the funds in the event of a material default by the Company in fulfilling its payment obligations. These arrangements do not transfer ownership or control of the CDs but restrict their use for the duration of the CD term. Additionally, in conjunction with the Company’s new service contracts in 2025, the supplier required the Company to maintain these CD’s throughout the duration of the contract period, or until the supplier agrees to release them. This resulted in a long-term restriction on the CDs.

Note 6. Trade and Other Receivables

	March 31,	December 31,
	2026	2025
Trade receivables	$570,642	$44,142
GST receivable	4,472,947	705,535
Total trade and other receivables	$5,043,589	$749,677

Note 7. Convertible notes receivable

In January 2026, in connection with the sale of the Company’s 50% membership interest in Texas Critical Data Centers, LLC (“TCDC”), the Company received a $50.0 million senior secured convertible promissory note from New Era Energy & Digital Inc. (“NUAI”). The note bears interest at 10.0% per annum and matures on June 30, 2026. Under the terms of the agreement, the Company may elect to convert up to 20% of the outstanding principal into shares of NUAI common stock based on a contractual conversion formula. The note is secured by NUAI’s ownership interest in TCDC and guaranteed by TCDC.

The Company recorded the note at fair value upon issuance, which approximated its principal amount, and subsequently accounts for the instrument at amortized cost under ASC 310. Management evaluated the embedded conversion feature under ASC 815 and concluded that the estimated fair value of the embedded derivative was not material to the consolidated condensed financial statements. For the three months ended March 31, 2026, the Company recognized approximately $1.0 million of interest income related to the note.

Subsequent to March 31, 2026, NUAI repaid the full outstanding principal balance and accrued interest in cash, and no conversion rights were exercised.

Note 8. Investment in NUAI shares

As part of the consideration received from the sale of TCDC, the Company received common shares of NUAI, which were initially measured at fair value based on the quoted market price on the transaction date. Management concluded that no liquidity or marketability discount was necessary as the shares were traded in an active market with sufficient trading volume to support orderly disposition without materially impacting market price. The investment is subsequently remeasured using quoted market prices in an active market, with changes in fair value recognized in earnings.

Note 9. Property and Equipment

	March 31,	December 31,
	2026	2025
Computer equipment
At cost	$17,371,820	$16,863,167
Accumulated Depreciation	(2,621,093)	(1,666,017)
Total Computer Equipment	14,750,727	15,197,150
Other equipment
At cost	56,922	11,829
Accumulated Depreciation	(5,081)	(1,204)
Total Other Equipment	51,841	10,625
Total property and equipment, net	$14,802,568	$15,207,775

Right of use assets
At cost	8,453,632	8,236,478
Accumulated Depreciation	(1,547,169)	(1,095,601)
Total right of use, net	6,906,463	7,140,877
Total property and equipment, net	$21,709,031	$22,348,652

Depreciation expense related to computer equipment amounted to $1,318 thousand for the quarter ended March 31, 2026 and $382 thousand for the quarter ended March 31, 2025. Foreign currency translation adjustments of $93 thousand and $5 thousand were recognized for the same period.

Note 10. Equipment and lease prepayments

Equipment and lease prepayments represent advance payments for goods and services to be received in future periods. As of March 31, 2026, prepayments primarily relate to deposits and milestone payments for high-performance computing equipment with WWT Australia Pty Ltd, and down payments under an Equipment-as-a-Service (EaaS) / Device-as-a-Service (DaaS) arrangement with Lenovo Global Financial Services (Australia & New Zealand) Pty Limited.

Prepayments associated with hardware and managed services arrangements will be recognized as property and equipment or leases as the underlying assets are delivered and placed into service or as services are rendered.

Note 11. Warrant Liabilities

The Company accounts for the 22,250,000 warrants that were assumed from Roth as part of the BCA (representing 11,500,000 Public Warrants and 10,750,000 Private Placement Warrants exercisable for 230,000 shares of Class A Ordinary Common Stock and 214,982 shares of Class A Ordinary Common Stock, respectively) which are exercisable of 444,982 shares of Class A Ordinary Common Stock in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrants do not meet the criteria to be considered indexed to the Company’s stock due to settlement provisions that result in holders of warrants receiving variable settlement amounts determined by the reference table. Additionally, an event that is not within the entity’s control could require net cash settlement, thus precluding equity classification. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each consolidated balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated condensed statement of operations.

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

Note 12. Notes Payable

On July 15, 2025, the Company entered into a Convertible Promissory Note Agreement with YA II PN, Ltd. for proceeds of $500,000. On October 1, 2025, the Company issued a second tranche under the agreement for additional proceeds of $2,000,000. The notes bore interest at 10% per annum, increasing to 18% upon an event of default, and matured on July 15, 2026.

The notes included a contingent conversion feature linked to the closing of the Company’s Business Combination Agreement (“BCA”). Prior to the closing of the BCA, the conversion price was fixed at $60.62 per share, resulting in a fixed and determinable number of shares. The Company concluded that the conversion feature qualified for the own-equity scope exception and did not require bifurcation. Accordingly, the notes were accounted for as a single debt instrument at amortized cost.

On December 15, 2025, the Company entered into an amendment to the notes and related agreements, pursuant to which the parties agreed to temporarily suspend certain obligations through January 20, 2026. In connection with the amendment, the Company agreed to make an initial payment in December 2025 and a final payment consisting of the remaining outstanding principal, accrued interest, redemption premiums, and contractual fees.

In January 2026, the Company completed the final payment required under the amended agreements and fully extinguished the note payable. As of March 31, 2026, no amounts remained outstanding under the agreement.

Note 13. Convertible Notes

On December 17, 2025, the Company issued $2.25 million of convertible notes bearing interest at 10% per annum and maturing December 17, 2026. The notes automatically convert into Class A Ordinary Common Stock at $6.00 per share.

On December 19, 2025, SharonAI, Inc. and SharonAI Pty Ltd (collectively, the “Company”) issued unsecured redeemable convertible notes with an aggregate principal amount of approximately $103.4 million to several institutional investors.

The Convertible Notes accrue interest at 12.0% per annum if an initial public offering (“IPO”) does not occur within four months of issuance, increasing to 15.0% per annum if an IPO has not occurred within 12 months. The notes mature 24 months from the issue date and automatically convert upon an IPO or certain corporate transactions, subject to specified terms.

The Company elected the fair value option under ASC 825 for the Convertible Notes. The notes are initially recorded at fair value and subsequently remeasured at each reporting date, with changes in fair value recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

As of March 31, 2026, the fair value of the Convertible Notes was approximately $199.4 million. During the three months ended March 31, 2026, the Company recognized a $70.2 million loss from changes in fair value of convertible notes. The change in fair value was primarily driven by changes in valuation assumptions, including the estimated fair value of the Company’s equity and the probability and timing of a potential additional IPO on the ASX or other conversion trigger.

Note 14. Leases

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

Lease cost

The components of lease cost were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Description
Finance lease – interest	$102,788	$19,755
Finance lease – amortization	269,462	134,973
Total Lease Cost	$372,250	$154,728

Maturity analysis of lease liabilities

Future minimum lease payments at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Description
2026	1,019,783	1,324,782
2027	1,359,710	1,324,782
2028	1,359,710	1,324,782
2029	1,232,808	1,201,139
2030	389,086	379,091
Total	5,361,097	5,554,576
Less: Imputed interest	458,333	563,675
Present value of lease liabilities	$4,902,764	$4,990,901

Other information

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	3.6	3.9
Weighted-average discount rate:	5.72%	5.72%
ROU assets obtained in exchange for ROU Liability	$-	$-
Operating cash impact of finance leases	$(282,459)	$(288,927)

Note 15. Common Stocks

The Company has two classes of common stock — Class A Ordinary Common Stock and Class B Super Voting Common Stock. Both classes have identical economic rights, including rights to dividends and distributions. However, the classes differ in voting rights. Each share of Class A Ordinary Common Stock entitles the holder to one (1) vote per share, while each share of Class B Super Voting Common Stock entitles the holder to one hundred sixty (160) votes per share.

Note 16. Share-Based Compensation

The Group grants Options and Restricted Stock Units (RSUs) under the 2024 Equity Incentive Plan (the “2024 Plan”) to Board Members, Advisory Board Members, Employees and Contractors. The grants have a combination of performance based and time-based hurdles and vesting periods. On January 16, 2025, the Group granted 48,484 options which have a contractual term of 10 years. The options have an exercise price of $6.71 per share and convert on a 1:1 basis. The Group ascertains the fair value of the Options and RSUs using a Black-Scholes pricing model. The fair value of equity to which employees become entitled is measured at grant date and recognized as an expense over the vesting period, along with a corresponding increase to equity. As of March 31, 2026, the Group has the following share-based compensation:

Stock Options

Share-based compensation expense of $382 thousand has been recognized for the three-month period ending March 31, 2026, for options based on the pro rata expense of the service-based options over the vesting period. As of March 31, 2026, 22,793 options had vested.

Stock Option Activity

Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	90,442	6.71	0.90	-
Granted	-	6.71	-	-
Exercised	-	6.71	-	-
Forfeited	7,830	6.71	-	-
Outstanding at March 31, 2026	82,612	6.71	8.75	$1,323,344
Exercisable at March 31, 2026	22,793	6.71	-	$365,116

Restricted Stock Units (RSUs)

Activity	Performance-Based RSUs	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	275,564	1,837,850
Granted	1,054,422	2,832,974
Vested[1]	(299,284)	(1,216,638)
Vested in prior periods	39	260
Forfeited	(163,268)	(1,088,998)
Unvested at March 31, 2026	867,473	2,365,448

(1)	RSUs listed as vested are not exercisable but representative of the pro-rata portion of the RSU grant vested in the period

At March 31, 2026, compensation costs related to these unvested stock-based compensation awards not yet recognized in the consolidated condensed statements of operations was $2,365,448.

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

Note 18. Fair Value Measurement

The Group measures the following assets and liabilities at fair value on a recurring basis:

The Group’s recurring fair value measurements include the following:

●	Convertible notes – measured at fair value under the fair value option
●	Warrant liability – measured at fair value
●	Shares in NUAI– measured at fair value

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

The table below shows the assigned level for each asset and liability held at fair value by the Group:

Fair value hierarchy	Level 1	Level 2	Level 3	Total
As of March 31, 2026
Recurring fair value measurements
Shares in NUAI	$8,490,885	-	-	$8,490,885
Convertible notes	-	-	$199,358,226	$199,358,226
Warrant liability	$6,675			$6,675
As of December 31, 2025
Recurring fair value measurements
Convertible notes	-		$129,017,286	$129,017,286
Warrant liability	$890,000	-	-	$890,000

Shares in NUAI are classified within Level 1, as they are measured using quoted market prices in an active market.

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

The warrant liability is classified within Level 1, as it is measured using quoted market prices in an active market.

There were no transfers between Levels 1, 2, or 3 during the quarter ended March 31, 2026 or year ended December 31, 2025.

Note 19. Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental information:
Cash paid for interest	$74,840	$40,748
Non-cash transactions:
ROU assets obtained in exchange for lease liability	-	2,342,295
NUAI shares received in exchange for sale of TCDC	10,000,000	-
Convertible notes received in exchange for sale of TCDC	$50,000,000	$-

Note 20. Commitments

Hardware Procurement

In March 2026, the Company entered into a noncancelable purchase commitment with World Wide Technology (WWT) for the procurement of high-performance computing equipment. The total contractual value is approximately $92 million, of which a portion has been paid and recorded as a prepayment. The remaining unpaid balance represents the Company’s commitment. Payment terms require 20% upfront, with the balance payable within 15 days of invoice upon shipment. As of March 31, 2026, no liability has been recognized, as the equipment has not yet been delivered.

Data Center Services Commitment

At March 31, 2026, the Company has remaining contracted capacity of 70 MW, including a 15 MW commitment under a long-term data center services agreement entered into in March 2026 with GreenSquareDC Entity for a facility located in Australia. The 15 MW arrangement has an initial term of 120 months from the Ready-for-Service date (targeted September 26, 2026), with monthly recurring fees based on contracted kilowatt capacity. As of March 31, 2026, no liability has been recognized because services have not commenced.

Capital Expenditure Commitments Related to Customer Services Arrangement

In connection with the $1.26 billion customer services arrangement with ESDS Software Solution Limited entered into during the quarter ended March 31, 2026, the Company expects to incur capital expenditures of approximately $720.0 million for the purchase of equipment and related infrastructure required to support the contracted services. As of March 31, 2026, these commitments primarily relate to planned equipment purchases that had not yet been incurred or recognized as liabilities in the Consolidated Condensed financial statements.

Lenovo Managed Services Commitment

On December 12, 2025, the Company entered into a Statement of Work with Lenovo Global Financial Services (Australia & New Zealand) Pty Limited for managed infrastructure services. The arrangement has a term of 60 months from commencement and provides for monthly service fees based on contracted infrastructure and services.

As of March 31, 2026, the Company has made an upfront payment representing approximately 50% of the total contract value, which has been recorded as a prepayment. The remaining unpaid portion represents a future service commitment. No expense has been recognized as services have not yet commenced. The arrangement represents a contractual commitment subject to certain conditions precedent.

ASE Managed Services

In connection with the termination of its data center services arrangement under the Digital Storage Solutions (DSS) agreement, the Company entered into a noncancelable commitment with Andrew Sjoquist Enterprises (ASE), a managed service provider, totaling approximately AUD$400 thousand over five years.

The commitment qualifies as an unconditional purchase obligation under ASC 440-10-50. As of March 31, 2026, no liability has been recognized, as the obligation represents future services to be received.

Note 21. Net Income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity using the treasury method or the if-converted method, if applicable. The calculation of diluted net income (loss) per share gives effect to common share equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Share-based options, warrants, and convertible notes are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

●	Stock options and RSUs: 1,249,330 shares
●	Warrants: 444,982 shares
●	Convertible notes: 8,251,027 shares

A reconciliation of the numerators and denominators is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss available to common shareholders	$(20,011,821)	$(1,439,490)
Less: Net loss attributable to the noncontrolling interest	(96,057)	(6,910)
Net loss attributable to common shareholders	$(19,915,764)	$(1,432,580)
Denominator:
Basic and diluted weighted average number of common shares outstanding	13,959,245	1,067,213
Basic and diluted net loss per common share outstanding	$(1.43)	$(1.34)

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

The following table presents segment expenses, other segment items, and segment operating loss for the period:

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$294,014	$325,092
Less: Segment Expenses
Costs of revenue	525,816	313,382
Selling, general and administrative expenses	4,015,219	1,007,430
Other segment items(1)	1,700,159	974,041
Other income (2)	(3,127,957)	(808,513)
Segment expenses	3,113,237	1,486,340
Segment loss from operations	$(2,819,223)	$(1,161,248)

(1)	Other segment items for the reportable segment include share-based compensation and other expenses.
(2)	Other income includes foreign currency transaction gains and losses.

Note 23. Transactions with Related Parties

SharonAI and SharonAI Pty Ltd have entered into an independent contractor agreement-corporate with James Manning and Manning Group Pty Ltd ATF MG Office Trust (“Manning Consulting Agreement”). Pursuant to the Manning Consultant Agreement, Mr. Manning, SharonAI’s Non-Executive Chairman, director and greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to commercial opportunity development, discovery of future data center sites, future data center acquisition and construction advisory, transaction advisory services and key relationship introduction and development. In consideration for these services, Manning Group Pty Ltd ATF MG Office Trust is entitled to receive an annual remuneration of AUD$334,500 (approximately $211,000 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Manning Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice. This agreement was terminated in April 2026 with no notice period or payment.

SharonAI Pty Ltd has entered into an independent contractor agreement with Nicholas Hughes Jones related entity Inbocalupo Consulting Pty Ltd (“Inbocalupo Consulting Agreement”). Pursuant to the Inbocalupo Consultant Agreement and combined with Mr. Hughes-Jones employment agreement, Mr. Hughes-Jones who until July 2025 was SharonAI’s Senior Vice President Business Development and is a currently the Company’s Head of Business Development and a current greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to business development services. In consideration for these services, Inbocalupo Consulting Pty Ltd is entitled to receive an annual remuneration as adjusted on 1 January 2026 of AUD$236,923 (approximately $165,846 based on a conversion rate of $1.00AUD to $0.70 USD), exclusive of Australian goods and services taxes. The Inbocalupo Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice. This agreement was terminated in April 2026 with no notice period or payment.

SharonAI Pty Ltd has entered into an independent contractor agreement with Broadfoot Group Pty Ltd (“Broadfoot Consulting Agreement”). Pursuant to the Broadfoot Consultant Agreement, Mr. Broadfoot, SharonAI’s Chief Financial Officer, Treasurer, Corporate Secretary, and Mrs. Broadfoot, as the key persons, provides certain services to SharonAI and SharonAI Pty Ltd relating to Chief Financial Officer support and executive assistant services to the CFO. In consideration for these services, Broadfoot Group Pty Ltd is entitled to receive an annual remuneration as adjusted on 1 January 2026 of AUD$236,923 (approximately $165,846 based on a conversion rate of $1.00AUD to $0.70 USD), exclusive of Australian goods and services taxes. The Broadfoot Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice. This agreement was terminated in April 2026 with no notice period or payment.

On March 23, 2026, the Company issued 90,893 shares of its Class A Ordinary Common Stock to Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) in consideration for, and as full and final satisfaction of, the Company’s reimbursement obligation arising under the reimbursement provisions of the Independent Contractor Agreement dated October 14, 2024, for the 90,893 Class A Ordinary Common Stock transferred by Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust). The issuance of the shares of Class A Ordinary Common Stock was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and/or Rule 506 promulgated hereunder. Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) is owned by and affiliated with Nicholas Hughes-Jones, the Company’s Head of Corporate Development.

Convertible Note Financing Participation

In December 2025, the Company completed a convertible note financing as part of its capital raise program. Certain related parties participated in this financing.

●	Manning Capital Pty Ltd, an entity affiliated with the Company’s Non-Executive Chairman and greater than 10% stockholder, subscribed for approximately AUD$700,000 (US$465,500) of convertible notes.

●	Inbocalupo Pty Ltd, an entity affiliated with the Company’s Head of Business Development and greater than 10% stockholder, subscribed for approximately AUD$1,250,000 (US$831,250) of convertible notes.

●	Strat Capital Pty Ltd ATF Alpha Juliett Trust, an entity affiliated with Andrew Leece, the Company’s Chief Operating Officer, subscribed for approximately AUD$250,000 (US$166,250) of convertible notes.

The notes were issued on the same terms and conditions as those offered to unrelated third-party investors.

Note 24. Subsequent Events

The Company evaluated subsequent events from March 31, 2026 through the date the consolidated financial statements were issued in accordance with ASC 855, Subsequent Events. The following events occurred subsequent to March 31, 2026:

In April 2026, the Company received the remaining outstanding principal amount under the US$50.0 million Senior Secured Convertible Promissory Note from New Era Energy & Digital, Inc.

In April 2026, in connection with the true-up share issuance related to NUAI shares received, the Company received an additional 893,724 shares of New Era Energy & Digital, Inc. common stock.

On April 26, 2026, the Company entered into a Securities Purchase Agreement with certain qualified institutional buyers for the private placement of $350.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2031. The offering closed on April 30, 2026. The Notes bear interest at 6.00% per annum, payable quarterly, and are convertible into the Company’s Class A ordinary shares at an initial conversion price of approximately $48.24 per share, subject to certain adjustments. The Notes mature on May 1, 2031, unless earlier converted or repurchased in accordance with their terms. Net proceeds from the offering are expected to be used for GPU and network procurement and general working capital purposes related to AI cloud deployments. As of the date of this report, this transaction has not yet closed.

On April 30, 2026, SharonAI Holdings (the “Company”) and its wholly-owned indirect subsidiary, SharonAI Pty Ltd, entered into employment agreements with James Manning, Tim Broadfoot, Andrew Leece, and Nick Hughes-Jones, each effective May 1, 2026. Under these agreements, Mr. Manning was appointed Chief Executive Officer, Mr. Broadfoot was appointed Chief Financial Officer, Mr. Leece was appointed Chief Operations Officer, and Mr. Hughes-Jones was appointed Senior Vice President of Business Development. The agreements provide for annual base salaries, together with eligibility for short-term and long-term incentive awards, including restricted stock units and certain one-time listing awards.

In May 2026, the Company entered into multiple long-term agreements with third-party data center infrastructure providers for approximately 29.6 MW of additional capacity to support future operations. The arrangements are expected to commence beginning in late 2026.

On May 13, 2026, the Company entered into an additional customer contract with a global technology company with major Asia-pacific presence with an aggregate total contract value of approximately $950 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of operations and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the interim Consolidated Condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All amounts are in U.S. dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified using forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “could,” “anticipate,” “will,” “will be,” “will continue,” “will likely result,” “project,” “estimate,” “strategy” or their negatives or other variations of these words or other comparable words, or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in those provisions, and we are including this statement for purposes of complying with those safe-harbor provisions.

Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In particular, information included under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of the Company’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including but not limited to: changes in economic conditions, legislative or regulatory changes, availability of capital, competition, and generally accepted accounting principles. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Business Overview

We are an Australian neocloud operator, purpose-built to power the next generation of artificial intelligence (“AI”) and high-performance computing (“HPC”). Our infrastructure is architected from the ground up to meet the specific, intensive and complex demands of modern AI training and inference workloads, machine learning, and Generative AI.

We provide enterprise, government and research organizations with sovereign, low-latency access to advanced accelerated computing hardware, including NVIDIA Corporation’s (“NVIDIA”) B200, B300 and GB300 GPUs. Through strategic partnerships with global technology leaders NVIDIA, NEXTDC Limited (“NEXTDC”), Cisco Systems Inc. (“Cisco”), World Wide Technology (“WWT”), Lenovo Group Limited (“Lenovo”), VAST Data Inc. (“VAST”) and Megaport Limited (“Megaport”), the Company delivers an integrated AI ecosystem of solutions to customers without the complexity of them needing to manage their own physical infrastructure.

Key Corporate Milestones

We accomplished the following key milestones in the fiscal quarter ended March 31, 2026 and the second quarter of 2026:

On January 28, 2025, Roth CH Acquisition Co., a publicly traded Cayman Islands company trading on the OTC Market (“Roth CH”), entered into a business combination agreement, with Roth CH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Roth CH (“Merger Sub”), SharonAI Inc. (“SharonAI”) and Roth CH Holdings, Inc. (“Roth CH Holdings”) (the “BCA”). Under the BCA, Roth CH merged with and into Roth CH Holdings on December 16, 2025 and was renamed “SharonAI Holdings Inc.” and became domesticated in the State of Delaware, and Merger Sub merged with and into SharonAI Inc. becoming the wholly owned subsidiary of the Company. The transaction completed in December 2025.

As a result of the BCA transaction, equity holders of SharonAI Inc. received securities of SharonAI Holdings. Shares of SharonAI Holdings Inc. Class A common stock began trading on the OTC Markets under the ticker symbol “SHAZ.”.

To fund our expansion, we have undertaken two material capital raisings, and a divestment of a non-core asset.

We successfully completed a US$103 million pre-initial public offering (“Pre-IPO”) capital raising in the form of unsecured convertible notes in January 2026, introducing new institutional and strategic shareholders. As part of this transaction, Digital Alpha Advisors LLC, which has a strategic collaboration agreement with Cisco, invested in SharonAI via the unsecured convertible note and remain strategic shareholders in the Company.

Also in December 2025, we announced a strategic pivot, transitioning from a hybrid model of site development to a pure-play neocloud operator for the short term. We had previously formed a 50:50 joint venture, Texas Critical Data Center LLC (‘TCDC”), with New Era Energy & Digital Inc (“New Era”) in January 2025, to fund and develop a data center site with a natural gas fired power plant in the Permian Basin of western Texas. We sold our 50% interest in TCDC to our joint venture partner, New Era, for consideration of US$70 million (which was subsequently modified to approximately $74 million post adjustments), paid via cash, secured promissory note and equity in New Era. The transaction completed in January 2026.

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

In February 2026, we listed on the NASDAQ Capital Markets, raising US$125 million in a concurrent underwritten public offering before costs. This transaction was a key strategic step that is expected to enable us access to the largest public capital market in the world, providing us with capital raising alternatives which could lower our weighted average cost of capital while minimizing near-term equity dilution.

On March 31, 2026, through its wholly-owned subsidiary (together, the “Company”), entered into (i) a Master Services Agreement (the “MSA”) and (ii) Service Order No. 1 (the “Service Order,” and together with the MSA, the “Agreements”) with ESDS Software Solutions Limited and certain of its subsidiaries (together, the “Customer”), pursuant to which the Company agreed to provide high-performance managed GPU compute and cloud infrastructure services to the Customer. The Service Order has an initial term of 60 months commencing on the Service Start Date (as defined in the Service Order), with a total contract value of approximately USD $1,260,000,000. The Customer has an option to extend for an additional 24 months. Service fees are payable monthly in advance. The Customer is required to provide security in the form of letters of credit or bank guarantees in an aggregate amount of USD $140,000,000.

On April 26, 2026, the Company entered into a Securities Purchase Agreement with certain qualified institutional buyers for the private placement of $350.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2031. As of the date of this report, this transaction has not yet closed.

In May 2026, the Company entered into multiple long-term agreements with third-party data center infrastructure providers for approximately 29.6 MW of additional capacity to support future operations. The arrangements are expected to commence beginning in late 2026.

On May 13, 2026, the Company entered into an additional customer contract with a global technology company with major Asia-pacific presence with an aggregate total contract value of approximately $950 million.

Key Factors Affecting Operating Results

The Company’s operating results for the quarter were primarily influenced by continued strategic activity following corporate transactions completed in 2025. During the period, the Company completed the sale of its investment in TCDC, which favorably impacted financial performance for the quarter. Concurrently, the Company continued to make significant investments in the development and deployment of proprietary operating software and cloud computing platforms. These investments are expected to support the acquisition of higher quality customers, deliver operational efficiencies, and position the business for long-term revenue growth and profitability. The Company views these developments as critical to its forward strategy, despite their limited impact on short-term results.

The first quarter of 2026 showed a net loss of $20,012 thousand.

Industry Trends

During the prior year, the Company has strategically shifted its focus from providing storage services to developing and delivering GPU Cloud services, aligning with the growing demand for high-performance computing (HPC) and AI-driven workloads. This transition reflects a response to changing market dynamics and the increasing need for scalable, on-demand GPU infrastructure to support machine learning, AI training, and other compute-intensive applications.

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

Results of Operations

Results of Operations for the quarter ended March 31, 2026 compared to quarter ended March 31, 2025

The following table sets forth key components of the results of operations during the quarters ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$294,014	$325,092
Cost of Revenue	525,816	313,382
Gross profit (loss)	(231,802)	11,710
Share-based compensation	382,158	467,623
Selling, general and administrative expenses	4,015,219	1,007,430
Other expenses	1,318,001	506,418
Other income	(3,127,957)	(808,513)
Loss from operations	(2,819,223)	(1,161,248)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(328,433)
Change in fair value of warrant liabilities	883,325	-
Change in fair value of NUAI shares	(1,509,115)	-
Change in fair value of convertible notes	(70,227,754)	-
Gain on sale of investment in TCDC	65,919,712	-
Interest income (expense), net	1,259,886	(12,391)
Loss before income taxes	(6,493,169)	(1,502,072)
Income tax (expense) benefit	(13,518,652)	62,582
Net loss	(20,011,821)	(1,439,490)
Net loss attributable to non-controlling interest	(96,057)	(6,910)
Net loss attributable to SharonAI Holdings Inc.	$(19,915,764)	$(1,432,580)

Revenue

Q1 2026: $294 thousand| Q1 2025: $325 thousand

Total revenue for the three months ended March 31, 2026 and 2025 was $294 thousand and $325 thousand, respectively. The decrease was primarily attributable the discontinuation of Filecoin activities in the second quarter of 2025.

Cost of Revenue

Q1 2026: $526 thousand| Q1 2025: $313 thousand

Cost of revenue for the three months ended March 31, 2026 and 2025, was $526 thousand and $313 thousand, respectively, an increase of approximately $213 thousand. The increase was primarily driven by costs incurred in delivering GPU cloud computing operations. Key components included data center costs- comprising colocation facility fees, internet connectivity, and power consumption necessary to support high-performance infrastructure. The Company also incurred service fees under managed service agreements with third-party suppliers who provide and maintain the computer data storage equipment used in its operations. These fees include the use, upkeep, and performance monitoring of the hardware infrastructure.

Share-Based Compensation

Q1 2026: $382 thousand| Q1 2025: $468 thousand

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

Selling, General, and Administrative Expenses (SG&A)

Q1 2026: $4,015 thousand| Q1 2025: $1,007 thousand

Selling, general and administrative (SG&A) expenses for the quarter primarily reflect foundational investments to establish and scale the Company’s operations. The increase in expenses was largely attributable to employee-related costs, professional fees for legal, consulting, and audit services. Management expects SG&A expenses to stabilize over time as the Company transitions from its initial setup and transactional activities to a more routine operating phase, with these foundational costs becoming less significant in future periods.

Other Expenses

Q1 2026: $1,318 thousand| Q1 2025: $506 thousand

This category includes depreciation and amortization expenses recognized during the quarter related to both new and existing property, and equipment, as well as intangible assets acquired through recent business combinations. These non-cash charges reflect the systematic allocation of the cost of long-lived assets over their estimated useful lives and are primarily associated with infrastructure used in the Company’s data storage operations and GPU cloud service operation.

Other Income

Q1 2026: $3,128 thousand| Q1 2025: $808 thousand

This category captures the impact of material unrealized gains and losses arising from the remeasurement of cross-currency balances under applicable foreign exchange accounting standards. These foreign currency translation adjustments, while non-operational in nature, can introduce volatility into reported results depending on exchange rate movements during the period.

Change in Fair Value of Digital Assets

Q1 2026: $0 | Q1 2025: (328) thousand

At March 31, 2026, the Company no longer holds any digital assets, as all such holdings were fully disposed of during the third quarter of 2025.

The decrease in fair value of digital assets in Q1 2025 reflects a decline in the market value of cryptocurrency previously held in connection with the Company’s Filecoin data storage operations.

Change in Fair Value of Warrants

Q1 2026: $883 thousand| Q1 2025: $0 thousand

The change in fair value of warrants for the quarter ended March 31, 2026, reflects the remeasurement of warrants classified as liabilities under ASC 480 and ASC 815. These warrants are initially recorded at fair value on the date of issuance and subsequently remeasured at each reporting period. Changes in fair value are recognized as non-cash gains or losses in the consolidated statements of operations. The fair value measurement considers factors such as the Company’s stock price, expected volatility, risk-free interest rates, remaining contractual term, and other relevant inputs. Management applies professional judgment in determining whether warrants meet the criteria for equity classification and in estimating their fair value, and views the resulting changes as non-cash adjustments that do not affect the Company’s liquidity or operational cash flows.

Change in fair value of NUAI shares

Q1 2026: $(1,509) thousand| Q1 2025: $0

The change in fair value of NUAI shares for the three months ended March 31, 2026 reflects a loss of $1.5 million. The NUAI shares were received as part of the consideration from the sale of the Company’s TCDC investment in January 2026. Upon initial recognition, the shares were measured at $10.0 million and are subsequently remeasured at fair value based on quoted market prices.

Change in Fair Value of Convertible Notes

Q1 2026: ($70,228) thousand | Q1 2025: $0

On December 19, 2025, the Company issued convertible notes to a subset of investors, including related parties, to secure funding until the IPO. The Company elected to account for convertible notes under fair value option. Accordingly, the notes are initially recognized and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the statement of operations.

Gain on sale of investment in TCDC

Q1 2026: $65,920 thousand| Q1 2025: $0

For the three months ended March 31, 2026, the Company recognized a gain on sale of its investment in TCDC of $65.9 million. Under the sale agreement, the Company is entitled to total contractual consideration of $70.0 million, consisting of $10.0 million in cash consideration, $10.0 million in NUAI common shares, and a $50.0 million senior secured convertible promissory note due June 30, 2026. The gain recognized during the period primarily reflects the excess of the fair value of consideration received over the carrying value of the Company’s investment in TCDC at the date of disposal.

Interest Income, Net

Q1 2026: $1,260 thousand| Q1 2025: $(12) thousand

Net interest income for the three months ended March 31, 2026 was $1,260 thousand, compared with net interest expense of $12 thousand in the prior-year period. The increase was primarily attributable to interest earned on the $50.0 million convertible note and higher interest income from bank deposits, partially offset by interest expense on lease liabilities under right-of-use assets.

Income Tax Benefit (Expense)

Q1 2026: $(13,519) thousand| Q1 2025: $63 thousand

Income tax expense for the three months ended March 31, 2026 was $13.5 million, compared with an income tax benefit of $63 thousand in the prior-year period. The significant increase in income tax expense was primarily attributable to the tax impact of the gain recognized on the sale of the Company’s investment in TCDC.

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

As of March 31, 2026, the Company held cash of $164.29 million. The Company strengthened its liquidity position through multiple financing activities, including the issuance of approximately $104 million of pre-IPO convertible notes during 2025 and the receipt of approximately $125 million in gross proceeds from its February 2026 Nasdaq Stock Market listing.

As disclosed in Note 13, Convertible Notes, to the consolidated condensed financial statements, the Company continues to have outstanding note payables with terms that may require cash settlement, conversion into equity, or repayment upon maturity depending on future events. Other than scheduled repayments associated with these notes, no significant principal repayments are contractually required within the next 12 months. The Company continues to monitor its liquidity position and obligations in light of operational funding needs and market condition

Management continuously evaluates the Company’s capital structure and may seek additional financing, including equity issuances, debt facilities, or hybrid instruments, to support the expansion of its GPU infrastructure and related platform capabilities. The Company has historically accessed external capital to fund growth and believes it will be able to continue doing so as needed.

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

Cash flow analysis

The following table provides a summary of the cash flow statement for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(7,449,588)	$(1,328,105)
Net cash provided by (used in) investing activities	$(32,720,098)	$(32,963)
Net cash provided by (used in) financing activities	$132,202,208	$(109,225)

Operating activities

Net cash used in operating activities was $7,450 thousand for the quarter ended March 31, 2026. Operating cash flows reflected receipts from the data storage operations and GPU cloud services, offset by operating expenditures, including product development costs, infrastructure-related expenses to support expansion, and professional fees.

Net cash flows used in operating activities was $1,328 thousand for the quarter ended March 31, 2025. Cash flows from operating activities during the period were primarily driven by the continuation of the Company’s Filecoin storage operations and the emerging revenue from its growing GPU cloud services business. The Filecoin operations ceased during the second quarter of 2025.

Investing activities

Net cash used in investing activities was $32,720 thousand for the three months ended March 31, 2026, primarily reflecting the Company’s payment for the deposit on capital expenditures, partially offset by proceeds received from the sale of TCDC investment.

Net cash flows used in investing activities was $33 thousand for the quarter ended March 31, 2025. Cash flows used in investing activities during the period primarily reflect capital outflows used for payment for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $132,202 thousand for the quarter ended March 31, 2026, primarily driven by proceeds from the issuance of common stock in February 2026 and the receipt of the remaining proceeds from convertible notes issued in December 2025. These cash inflows were partially offset by repayments of the Yorkville loan and lease liabilities.

Net cash flows used in financing activities was $109 thousand for the quarter ended March 31, 2025. Cash flows used in financing activities during the period was for the payment of lease liabilities.

Future cash requirements

The company is in a position of stable cash balance to continue its intrinsic operations and expansion of products. The Company also expects to raise further funds to acquire additional equipment and participation in joint venture requirements for further increase in business expansion.

US Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, introduces changes to the international tax framework, and reinstates favorable tax treatment for select business-related provisions. The OBBBA includes multiple effective dates, with some measures applicable beginning in 2025 and others taking effect in subsequent periods. We are currently evaluating the potential impact of the OBBBA on our consolidated condensed financial statements.

Research and development, patents, and licenses

Our research and development, or R&D, program is focused on the software elements of computing and are in the initial stages of researching a range of programs to improve efficiency and accessibility of our products. We are currently only conducting research in Australia under the R&D Tax incentive scheme. We do not operate a separate division or forecast budget for R&D activities instead evaluating expenses occurred through the year on an arrears basis.

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

Critical Accounting Estimates and Significant Judgements

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following is a material weakness:

In the period ended December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and transactions. The Company did not design and maintain effective controls to appropriately evaluate and apply U.S. GAAP to such transactions. We have also concluded that this material weakness continued to exist as of March 31, 2026. In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding accounting applications. Additionally, the Company is addressing the ineffective controls by expanding its accounting and financial reporting group and their capabilities to ensure consistent, complete, and accurate financial reporting and disclosure controls and procedures are achieved. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, management implemented remediation measures to address the previously identified material weakness related to accounting and financial reporting resources and expertise. These actions included strengthening accounting personnel and enhancing review controls within the financial reporting process. The material weakness will not be considered remediated until management completes the design and implementation of the remediation actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal or administrative proceedings.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Changes to United States trade, tariff, import/export regulations or AI-related laws which may require SharonAI to restrict or terminate customer relationships

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, sanctions, export controls, treaties, tariffs, national security and the use and deployment of artificial intelligence technologies. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, sanctions, export controls, treaties, tariffs, national security and the use and deployment of artificial intelligence technologies. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict the Company’s access to suppliers or customers and have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, the United States has proposed and implemented laws and policy measures that restrict the provision of AI related technology, services or infrastructure to entities connected with certain countries and jurisdictions.

If new or expanded US or any other foreign government laws, regulations or government directives are introduced, or existing measures are amended or interpreted more restrictively, the Company may be required to limit, suspend or terminate its ability to provide services to certain customers, including customers that are otherwise compliant under Australian law. This may occur with limited notice and irrespective of existing contractual arrangements.

The termination or restriction of customer relationships could result in lost revenue, contract disputes, increased compliance costs, reputational damage and operational disruption. In some circumstances, the Company may also be exposed to penalties, fines, sanctions or enforcement action if it fails to comply with applicable laws and regulations, including export controls and trade restrictions. The Company may also face increased costs associated with monitoring and adapting to rapidly evolving regulatory requirements. Any such outcomes could materially and adversely affect the Company’s financial performance, growth prospects and business operations. There can be no assurance that the Company will be able to identify and comply with all applicable laws and regulations in a timely manner, or that compliance will not require significant expenditure of management time and financial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2026, the Company issued 90,893 shares of its Class A Ordinary Common Stock to Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) in consideration for, and as full and final satisfaction of, the Company’s reimbursement obligation arising under the reimbursement provisions of the Independent Contractor Agreement dated October 14, 2024, for the 90,893 Class A Ordinary Common Stock transferred by Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust). The issuance of the shares of Class A Ordinary Common Stock was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and/or Rule 506 promulgated hereunder. Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) is owned by and affiliated with Nicholas Hughes-Jones, the Company’s Head of Corporate Development.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Related Party Transactions

In December 2025, the Company completed a convertible note financing as part of its capital raise program. Certain related parties participated in this financing.

●	Manning Capital Pty Ltd, an entity affiliated with the Company’s Non-Executive Chairman and greater than 10% stockholder, subscribed for approximately AUD$700,000 (US$465,500) of convertible notes.

●	Inbocalupo Pty Ltd, an entity affiliated with the Company’s Head of Business Development and greater than 10% stockholder, subscribed for approximately AUD$1,250,000 (US$831,250) of convertible notes.

●	Strat Capital Pty Ltd ATF Alpha Juliett Trust, an entity affiliated with Andrew Leece, the Company’s Chief Operating Officer, subscribed for approximately AUD$250,000 (US$166,250) of convertible notes.

The notes were issued on the same terms and conditions as those offered to unrelated third-party investors.

On May 15, 2026, the Company issued a press release entitled “Sharon AI Reports First Quarter 2026 Results” which press release which is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

The Company has prepared presentation materials (the “Presentation Materials”) that its management intends to use from time to time. The Presentation Materials are attached hereto as Exhibit 99.2 and are incorporated herein by reference. In addition, the Company posted the Presentation Materials on its website (www.sharonai.com) on May 15, 2026.

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
3.2	Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
3.3	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025.
10.1+	Director Appointment Letter by and between Drew Kelton and SharonAI Holdings Inc. dated January 13, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2026
10.7	Membership Interest Purchase Agreement dated January 16, 2026, between SharonAI Inc. and New Era Energy & Digital Inc., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.8	Senior Secured Convertible Promissory Note dated January 16, 2026, issued by New Era Energy & Digital Inc., incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.9	Guaranty dated January 16, 2026, between SharonAI Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.10	Security and Pledge Agreement dated January 16, 2026, among SharonAI Inc., New Era Energy & Digital Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.11	Deed of Trust and Security Agreement dated January 16, 2026, between SharonAI Inc. and Texas Critical Data Centers LLC, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026
10.12	Separation Agreement by and between Wolfgang Schubert and SharonAI Operations LLC dated January 22, 2026 incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.13+	Consulting Agreement by and between Wolfgang Schubert and SharonAI Operations LLC dated January 22, 2026 incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.14+	Offer Letter Agreement by and between James Manning and SharonAI Pty Ltd dated January 22, 2026 incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2026
10.15	Form of Lock-up Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026
10.16+	Director Appointment Letter by and between Benjamin Adams and SharonAI Holdings Inc. dated February 22, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2026
10.17*#	Master Services Agreement (the “MSA”) and (ii) Service Order No. 1 (the “Service Order,” and together with the MSA, the “Agreements”) with ESDS Software Solutions Limited and certain of its subsidiaries
10.18	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
10.19	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 15, 2026
99.2	Presentation Materials
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARONAI HOLDINGS INC.

Date: May 13, 2026	By:	/s/ James Manning
James Manning
Chairman, Chief Executive Officer
(Principal Executive Officer)

SHARONAI HOLDINGS INC.

Date: May 13, 2026	By:	/s/ Timothy Broadfoot
Timothy Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)

-29-