Form 10-Q
period 2026-06-30
SharonAI Holdings Inc.
filed 2026-08-06
CIK 2068385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 5, 2026, the issuer had a total of 35,667,164 Class A Ordinary Common Stock and 136,341 Class B Super Common Stock, par value $0.0001 per share, outstanding.

SHARONAI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$1,861,347,822	$71,073,024
Trade and other receivables	28,458,817	749,677
Convertible note proceeds receivable	-	15,171,072
Assets held for sale	1,170,289	1,135,490
Other current assets	47,196,444	288,191
Total current assets	1,938,173,372	88,417,454
Property and equipment, net	26,323,307	15,207,775
Right of use assets, net	6,889,203	7,140,877
Equipment, software and lease prepayments	302,647,678	-
Certificates of deposits	12,748,105	915,397
Other long-term assets	16,512,329	3,414,432
Goodwill	18,044,215	18,044,215
TOTAL ASSETS	$2,321,338,209	$133,140,150
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Trade and other payables	$32,407,955	$3,433,320
Customer deposits	143,879,911	-
Warrant liability	6,145,450	890,000
Note payable	6,025	2,254,968
Convertible notes, current portion	20,059	129,017,286
Finance lease liabilities, current portion	1,176,406	1,072,820
Other current liabilities	-	2,701,932
Total current liabilities	183,635,806	139,370,326
Convertible notes, non-current	1,006,515,000	-
Finance lease liabilities, non-current	3,640,024	3,918,081
TOTAL LIABILITIES	1,193,790,830	143,288,407
Stockholders’ equity (deficit):
Common Stock- Class A ($0.0001 par value, 100,000,000 shares authorized; 35,667,164 and 11,832,164 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	3,567	1,183
Common Stock- Class B ($0.0001 par value, 136,341 shares authorized; 136,341 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	14	14
Additional paid-in capital	1,624,995,090	33,861,613
Accumulated deficit	(491,747,880)	(43,529,190)
Accumulated other comprehensive loss	(3,418,013)	(372,992)
Noncontrolling interest	(2,285,399)	(108,885)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,127,547,379	(10,148,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,321,338,209	$133,140,150

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,931,381	$376,984	$2,225,396	$702,077
Cost of revenue	761,755	398,266	1,287,572	711,648
Gross profit (loss)	1,169,626	(21,282)	937,824	(9,571)
Share-based compensation	2,670,588	489,345	3,052,746	956,968
Selling, general and administrative expenses	8,685,424	1,083,093	12,700,643	2,090,523
Other expenses	14,597,792	1,169,712	12,787,838	1,676,132
Gain on disposal of property and equipment	-	(153,199)	-	(961,713)
Loss from operations	(24,784,178)	(2,610,233)	(27,603,403)	(3,771,481)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(62,657)	-	(391,090)
Change in fair value of warrant liabilities	(6,138,775)	-	(5,255,450)	-
Change in fair value of convertible notes	(400,440,855)	-	(470,668,608)	-
Change in fair value of share-based payment	334,502	-	334,502	-
Gain on investment in NUAI shares	6,493,245	-	4,984,130	-
Gain on sale of investment in TCDC	856	-	65,920,568	-
Interest expense, net	(4,527,540)	(43,521)	(3,267,654)	(55,912)
Loss before income taxes	(429,062,745)	(2,716,411)	(435,555,915)	(4,218,483)
Income tax (expense) benefit	(1,305,951)	127,579	(14,824,603)	190,161
Net loss	(430,368,696)	(2,588,832)	(450,380,518)	(4,028,322)
Net loss attributable to non-controlling interest	(2,065,770)	(12,426)	(2,161,826)	(19,336)
Net loss attributable to SharonAI Holdings Inc.	$(428,302,926)	$(2,576,406)	$(448,218,692)	$(4,008,986)
Net loss per share, basic and diluted	$(22.84)	$(2.41)	$(27.38)	$(3.76)
Weighted-average number of shares outstanding	18,755,220	1,067,213	16,370,481	1,067,213

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(430,368,696)	$(2,588,832)	$(450,380,518)	$(4,028,322)
Net loss attributable to non-controlling interest	(2,065,770)	(12,426)	(2,161,826)	(19,336)
Net loss attributable to SharonAI Holdings Inc.	(428,302,926)	(2,576,406)	(448,218,692)	(4,008,986)

Foreign currency translation adjustments	(1,968,468)	(243,954)	(3,059,707)	(349,468)
Other comprehensive loss	(1,968,468)	(243,954)	(3,059,707)	(349,468)
Other comprehensive loss attributable to noncontrolling interest	(9,449)	(1,188)	(14,686)	(1,694)
Other comprehensive loss attributable to SharonAI Holdings Inc.	(1,959,019)	(242,766)	(3,045,021)	(347,774)
Comprehensive loss attributable to SharonAI Holdings Inc.	$(430,261,945)	$(2,819,172)	$(451,263,713)	$(4,356,760)

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended June 30, 2026

	Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$	$
Balance at March 31, 2026	15,998,830	1,600	136,341	14	65,489	-	153,743,335	(63,444,954)	(1,458,994)	88,841,001	(210,180)	88,630,821
Issuance of common stock	18,941,573	1,894	-	-	-	-	1,068,440,294	-	-	1,068,442,188	-	1,068,442,188
Issuance of pre-funded warrants	-	-	-	-	-	-	438,141,548	-	-	438,141,548	-	438,141,548
Offering costs	-	-	-	-	-	-	(38,000,602)	-	-	(38,000,602)	-	(38,000,602)
Share based compensation	726,761	73	-	-	-	-	2,670,515	-	-	2,670,588	-	2,670,588
Net loss	-	-	-	-	-	-	-	(428,302,926)	-	(428,302,926)	(2,065,770)	(430,368,696)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	(1,959,019)	(1,959,019)	(9,449)	(1,968,468)
Balance at June 30, 2026	35,667,164	3,567	136,341	14	65,489	-	1,624,995,090	(491,747,880)	(3,418,013)	1,129,832,778	(2,285,399)	1,127,547,379

Three Months Ended June 30, 2025

	Series A Preferred		Series B Preferred		Common Stock- Class A		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at March 31, 2025	15,000	2	27,000	3	1,067,213	107	62,654	-	33,771,783	(5,337,861)	318,850	28,752,884	78,680	28,831,564
Share based compensation	-	-	-	-	-	-	-	-	489,345	-	-	489,345	-	489,345
Net loss	-	-	-	-	-	-	-	-	-	(2,576,406)	-	(2,576,406)	(12,426)	(2,588,832)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	(242,766)	(242,766)	(1,188)	(243,954)
Balance at June 30, 2025	15,000	2	27,000	3	1,067,213	107	62,654	-	34,261,128	(7,914,267)	76,084	26,423,057	65,066	26,488,123

Six Months Ended June 30, 2026

	Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2025	11,832,164	1,183	136,341	14	65,489	-	33,861,613	(43,529,190)	(372,992)	(10,039,372)	(108,885)	(10,148,257)
Issuance of common stock	23,108,239	2,311	-	-	-	-	1,193,439,857	-	-	1,193,442,168	-	1,193,442,168
Issuance of pre-funded warrants	-	-	-	-	-	-	438,141,548	-	-	438,141,548	-	438,141,548
Offering costs	-	-	-	-	-	-	(43,500,601)	-	-	(43,500,601)	-	(43,500,601)
Share based compensation	726,761	73	-	-	-	-	3,052,673	-	-	3,052,746	-	3,052,746
Net loss	-	-	-	-	-	-	-	(448,218,690)	-	(448,218,690)	(2,161,828)	(450,380,518)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	(3,045,021)	(3,045,021)	(14,686)	(3,059,707)
Balance at June 30, 2026	35,667,164	3,567	136,341	14	65,489	-	1,624,995,090	(491,747,880)	(3,418,013)	1,129,832,778	(2,285,399)	1,127,547,379

Six Months Ended June 30, 2025

	Series A Preferred		Series B Preferred		Common Stock- Class A		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2024	15,000	2	27,000	3	1,067,213	107	65,489	-	33,304,160	(3,905,281)	423,858	29,822,849	86,096	29,908,945
Share based compensation	-	-	-	-	-	-	(2,835)	-	956,968	-	-	956,968	-	956,968
Net loss	-	-	-	-	-	-	-	-	-	(4,008,986)	-	(4,008,986)	(19,336)	(4,028,322)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	(347,774)	(347,774)	(1,694)	(349,468)
Balance at June 30, 2025	15,000	2	27,000	3	1,067,213	107	62,654	-	34,261,128	(7,914,267)	76,084	26,423,057	65,066	26,488,123

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period, including noncontrolling interest	$(450,380,518)	$(4,028,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,199,299	803,955
Share based compensation	3,052,746	956,968
Change in fair value of digital assets	-	391,090
Intangible assets (FIL) revenue	-	(130,154)
Intangible assets (FIL) cost of revenue	-	138,070
Accelerated amortization of Intangible assets	-	1,650,000
Deferred tax liability	-	89,050
Unrealized (gains) losses on foreign currency exchange	11,122,667	(731,755)
Change in fair value of warrant liability	5,255,450	-
Change in fair value of convertible notes	470,668,608	-
Gain on investment in NUAI shares	(4,984,130)	-
Gain on sale of investment in TCDC	(65,920,568)	-
Gain on sale of property and equipment	-	(961,713)
Bad debt expense	-	76,748
Changes in assets and liabilities:
Trade and other receivables	(26,712,905)	932,259
Customer deposits	143,879,911	-
Other current assets	(95,762,765)	(24,689)
Other long-term assets	(2,212,252)	9,355
Trade and other payables	24,231,858	(879,313)
Income tax payable	7,803,779	-
Net cash provided by (used in) operating activities	23,241,180	(1,708,451)
CASH FLOWS FROM INVESTING ACTIVITIES
Advance payments for property and equipment	(310,665,524)	-
Purchase of certificates of deposit	(11,804,654)	-
Payment for the purchase of property and equipment	(12,541,952)	(37,343)
Investment in a joint venture	(3,136,000)	-
Cash proceeds from sale of TCDC investment	9,850,000	-
Proceeds from sale of NUAI Shares	14,984,130	-
Proceeds from convertible note receivable	50,000,000	-
Proceeds from sales of digital assets	-	93,051
Net cash provided by (used in) investing activities	(263,314,000)	55,708
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	586,858,433	-
Cash received from convertible note issuance	1,065,636,015	-
Issuance costs related to capital raise	(43,500,602)	-
Proceeds from exercise of warrants	370	-
Proceeds from issuance of pre-funded warrants	438,141,548	-
Payment for lease liabilities	(712,210)	(284,491)
Repayment of note payable	(2,249,124)	-
Net cash provided by (used in) financing activities	2,044,174,430	(284,491)
Effect of exchange rate changes on cash and cash equivalents	(13,826,812)	(81,793)
Net cash increase/(decreases) in cash and cash equivalents	1,790,274,798	(2,019,027)
Cash and cash equivalents at beginning of period	71,073,024	4,424,805
Cash and cash equivalents at end of period	$1,861,347,822	$2,405,778

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

SharonAI Inc. (“SA Inc.”) is a digital infrastructure provider, incorporated in the state of Delaware in the United States of America on February 15, 2024.

On April 29, 2024, SA Inc. and Alternative Asset Management Pty Ltd (“AAM”), who had identical ownership interest as SA Inc., completed a share exchange. AAM did not have business operations but owned digital infrastructure assets, including GPU servers and related equipment that had historically supported cryptocurrency mining activities and were subsequently utilized in the Company’s AI and high-performance computing (“HPC”) infrastructure business. Pursuant to the transaction there was no change in relative voting interest amongst the existing shareholders of both entities. See Note 2- principles of consolidation for additional reporting considerations for the share exchange.

On June 30, 2024, SA Inc. acquired the majority equity interest of Distributed Storage Solutions Limited (“DSS”). DSS is a cloud storage provider providing robust data storage infrastructure in the Filecoin network with additional focus on high performance computing (“HPC”) and artificial intelligence (“AI”), which was determined to be a business combination.

In January of 2025, SA Inc. formed a 50:50 joint venture with New Era Energy & Digital Inc. (“NUAI”), named Texas Critical Data Centers LLC (“TCDC”), to fund, develop, and construct a planned 250MW net-zero energy data center behind the meter with a natural gas-fired power plant within the Permian Basin in Western Texas. New Era Energy & Digital Inc. is a Nasdaq listed industrial gas company that is expected to provide a portion of the natural gas required by the power plant. On January 13, 2026, the Company completed the sale of its 50% ownership interest in TCDC to NUAI. Upon completion of the transaction, the Company ceased to have an ownership interest in TCDC or participate in the joint venture.

On January 28, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Roth CH Acquisition Co. (“Roth”) and subsequently on October 21, 2025 filed an S-4 registration statement in participation with Roth with the Securities and Exchange Commission (“SEC”).

On June 9, 2025, the Company made a strategic decision to cease its participation in the operations associated with the Filecoin ecosystem in order to focus its resources and efforts on the continued growth of its high-performance GPU-as-a-Service (GPUaaS) business. This decision aligns with the Company’s long-term strategy to concentrate on providing scalable, on-demand computing infrastructure for AI, research, and other data-intensive applications.

As of June 30, 2025, all activities related to the Company’s prior Filecoin-related operations had been fully wound down. This transition reflects a broader shift toward infrastructure services with more predictable and scalable revenue opportunities and supports the Company’s goal of building a focused, capital-efficient technology services platform.

On December 17, 2025, the Company completed its previously announced business combination pursuant to the Business Combination Agreement dated January 28, 2025, as amended, with Roth and Roth CH Holdings Inc. In connection with the closing, Roth domesticated from the Cayman Islands to the State of Delaware by merging into Roth CH Holdings Inc., which subsequently changed its name to SharonAI Holdings Inc. Immediately following the domestication, SharonAI Inc. merged with a subsidiary of SharonAI Holdings Inc., with SharonAI Inc. surviving the merger as a wholly owned subsidiary of SharonAI Holdings Inc. As a result of the transaction, former equity holders of SharonAI Inc. received an aggregate of 10,506,472 shares of Class A Ordinary Common Stock and 136,341 shares of Class B Super Common Stock of SharonAI Holdings Inc., subject to the terms and conditions of the Business Combination Agreement. In connection with the business combination, the Company assumed approximately $3.9 million of liabilities, consisting primarily of current liabilities and warrant liabilities.

For accounting purposes, the transaction was treated as a reverse recapitalization, with SharonAI Inc. determined to be the accounting acquirer and Roth treated as the acquired entity. See Note 2 - principles of consolidation to the consolidated condensed financial statements for additional information regarding the accounting treatment of the business combination.

Following the closing of the business combination, the Class A Ordinary Common Stock and warrants of SharonAI Holdings Inc. began trading on the OTC Market under the ticker symbols “SHAZ” and “SHAZW,” respectively.

In February 2026, SharonAI Holdings Inc. completed its initial public offering and listed its Class A Ordinary Common Stock on the Nasdaq Stock Market.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all of the information and disclosures required for complete annual financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Principles of consolidation

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

On December 23, 2025, we (i) effected a 1-for-50 reverse stock split of our outstanding common stock, including both shares of its Class A Ordinary Common Stock and Class B Super Common Stock, and (ii) reduced our authorized common stock to 100,136,341 shares, being 100,000,000 shares of Class A Ordinary Common Stock and 136,341 shares of Class B Super Common Stock. In addition to reducing the shares of common stock outstanding, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, warrants and unit purchase options and conversion of convertible notes outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise/conversion prices. All share and per share information, including share-based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

For all other business combinations, the Group’s consolidated financial statements include the financial position and performance of controlled entities from the date on which control is obtained until the date that control is lost. For all periods presented, the consolidated financial statements include the Group.

All inter-company transactions are eliminated in consolidation.

Reclassifications

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

The Company has elected the fair value option for its December 2025 convertible notes in accordance with ASC 825. These instruments are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. Refer to Note 13- Convertible Notes and Note 18- Fair Value Measurements for additional information, including the fair value hierarchy classification.

Note 3. Revenue

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Digital asset mining revenue	$-	$48,209	$-	$128,842
Provision of GPU Infrastructure services	1,931,381	328,273	2,225,393	572,244
Other	-	502	3	991
Total Revenue	$1,931,381	$376,984	$2,225,396	$702,077

The Company generates revenue primarily from the provision of GPU infrastructure services. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive.

Revenue from GPU infrastructure services is generally recognized over time as customers simultaneously receive and consume the benefits of the Company’s computing infrastructure services. The Company measures progress using the passage of time or usage of the contracted services, as appropriate under the terms of each customer agreement.

For the comparative 2025 periods, revenue also included digital asset mining activities, which ceased during 2025 following the Company’s strategic transition to GPU infrastructure services.

Note 4. Income Tax

The Company’s effective income tax rate was (0.30%) and 4.7% for the three months ended June 30, 2026 and 2025, respectively, and (3.40%) and 4.5% for the six months ended June 30, 2026 and 2025 respectively.

The effective income tax rate for the three and six months ended June 30, 2026 differed from the 21.0% federal statutory rate primarily due to the nonrecognition of fair value loss on convertible notes, the US federal and state tax expense associated with the sale of the Company’s 50% interest in TCDC, and the change in valuation allowance maintained against certain deferred tax assets. The effective income tax rate for the three and six months ended June 30, 2025 differed from the 21.0% federal statutory rate primarily due to the change in valuation allowance maintained against certain deferred tax assets, state income taxes, and the impact of research and development tax incentives.

Note 5. Certificates of Deposit

At June 30, 2026, the Company held certificates of deposit (CDs) totaling $12,748 thousand which are restricted due to their use as collateral for bank guarantees issued for equipment managed service contracts. The CDs have either a 6-month or 12-month term and are maintained in a bank account in the Company’s name. Interest earned on the CDs is accrued to the Company. Under the terms of the service contracts, the supplier may claim the funds in the event of a material default by the Company in fulfilling its payment obligations. These arrangements do not transfer ownership or control of the CDs but restrict their use for the duration of the CD term. Additionally, in conjunction with the Company’s new service contracts in 2025, the supplier required the Company to maintain these CD’s throughout the duration of the contract period, or until the supplier agrees to release them. This resulted in a long-term restriction on the CDs.

Note 6. Trade and Other Receivables

	June 30,	December 31,
	2026	2025
Trade receivables	$1,158,480	$44,142
Goods and services tax (GST) receivable	27,300,337	705,535
Total trade and other receivables	$28,458,817	$749,677

Note 7. Convertible notes receivable

In January 2026, in connection with the sale of the Company’s 50% membership interest in Texas Critical Data Centers, LLC (“TCDC”), the Company received a $50 million senior secured convertible promissory note from New Era Energy & Digital Inc. (“NUAI”). The note bore interest at 10.0% per annum and matured on June 30, 2026. Under the terms of the agreement, the Company may elect to convert up to 20% of the outstanding principal into shares of NUAI common stock based on a contractual conversion formula. The note is secured by NUAI’s ownership interest in TCDC and guaranteed by TCDC.

The Company recorded the note at fair value upon issuance, which approximated its principal amount, and subsequently accounts for the instrument at amortized cost under ASC 310. Management evaluated the embedded conversion feature under ASC 815 and concluded that the estimated fair value of the embedded derivative was not material to the consolidated condensed financial statements. For the three months ended June 30, 2026, the Company recognized approximately $329 thousand of interest income related to the note.

On April 24, 2026, NUAI repaid the full outstanding principal balance and accrued interest in cash, and no conversion rights were exercised.

Note 8. Investment in NUAI shares

As part of the consideration received from the sale of Texas Critical Data Centers, LLC (“TCDC”), the Company received common shares of New Era Energy & Digital Inc. (“NUAI”), which were initially measured at fair value based on the quoted market price on the transaction date. Management concluded that no liquidity or marketability discount was necessary as the shares were traded in an active market with sufficient trading volume to support orderly disposition without materially impacting market price. The investment is subsequently remeasured using quoted market prices in an active market, with changes in fair value recognized in earnings.

On May 14, 2026, the Company sold all of its NUAI common shares for $14,984 thousand, with the proceeds received and recorded as cash held in trust. The carrying amount of the investment immediately prior to the sale was $8,490 thousand, resulting in a realized gain on sale of $6,493 thousand.

Note 9. Property and Equipment and Right of Use Assets

	June 30,	December 31,
	2026	2025
Computer equipment
At cost	$21,171,492	$16,863,167
Accumulated depreciation	(3,675,250)	(1,666,017)
Total computer equipment	17,496,242	15,197,150
Electrical equipment
At cost	8,712,037	-
Accumulated depreciation	(343,641)	-
Total electrical equipment	8,368,396	-
Capitalized software
At cost	336,543	-
Accumulated amortization	(8,080)	-
Total capitalized software	328,463	-
Other equipment
At cost	145,331	11,829
Accumulated depreciation	(15,125)	(1,204)
Total other equipment	130,206	10,625
Total property and equipment, net	$26,323,307	$15,207,775

Right of use assets
At cost	8,873,684	8,236,478
Accumulated amortization	(1,984,481)	(1,095,601)
Total right of use assets, net	6,889,203	7,140,877

Depreciation and amortization expense related to property and equipment amounted to $1,881 thousand and $3,199 thousand for the three and six months ended June 30, 2026, respectively, and $422 thousand and $804 thousand for the three and six months ended June 30, 2025, respectively. Foreign currency translation adjustments related to property and equipment were $28 thousand and ($64) thousand were recognized for the three and six-month ended June 30, 2026, respectively, and $79 thousand and $242 thousand for the three and six months ended June 30, 2025, respectively.

Note 10. Equipment, Software and Lease Prepayments

Equipment, software and lease prepayments represent advance payments for goods and services to be received in future periods. As of June 30, 2026, prepayments primarily relate to deposits and milestone payments for high-performance computing equipment with WWT Australia Pty Ltd, down payments under an Equipment-as-a-Service (EaaS)/Device-as-a-Service (DaaS) arrangement with Lenovo Global Financial Services (Australia & New Zealand) Pty Limited, and prepayments to Dicker Data Limited for VAST Data software.

As of June 30, 2026, equipment, software and lease prepayments consisted of:

●	WWT Australia Pty Ltd – $256,186 thousand
●	Lenovo Global Financial Services (Australia & New Zealand) Pty Limited – $33,094 thousand
●	Dicker Data Limited (VAST Data software) – $13,368 thousand

Prepayments associated with hardware, software, and managed services arrangements will be recognized as property and equipment, capitalized software, or leases as the underlying assets are delivered and placed into service or as services are rendered.

Note 11. Other expenses

Other expenses consisted primarily of depreciation and amortization expense and foreign currency transaction gains and losses.

For the three months ended June 30, 2026, other expenses totaled $14,598 thousand, primarily comprising $1,881 thousand of depreciation and amortization expense and $14,329 thousand of net unrealized foreign currency transaction losses, partially offset by $1,612 thousand of net realized foreign currency transaction gains.

For the six months ended June 30, 2026, other expenses totaled $12,788 thousand, primarily comprising $3,199 thousand of depreciation and amortization expense and $11,123 thousand of net unrealized foreign currency transaction losses, partially offset by $1,534 thousand of net realized foreign currency transaction gains.

For the three months ended June 30, 2025, other expenses totaled $1,170 thousand, primarily comprising $1,802 thousand of depreciation and amortization expense, partially offset by $632 thousand of net unrealized foreign currency transaction gains, and other immaterial expenses.

For the six months ended June 30, 2025, other expenses totaled $1,676 thousand, primarily comprising $2,463 thousand of depreciation and amortization expense, partially offset by $787 thousand of net unrealized foreign currency transaction gains, and other immaterial expenses.

Note 12. Warrant Liability

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

Note 13. Convertible Notes

The following table summarizes the carrying amounts of the Company’s convertible notes as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Description
December 2025 convertible notes- current	$20,059	129,017,286
May 2026 convertible notes- noncurrent	334,515,000	-
June 2026 convertible notes- noncurrent	672,000,000	-
Total	$1,006,535,059	$129,017,286

December 2025 Convertible Notes

On December 17, 2025, the Company issued $2.25 million of convertible notes bearing interest at 10% per annum and maturing December 17, 2026. The notes automatically converted into Class A Ordinary Common Stock at $6.00 per share.

On December 19, 2025, SharonAI, Inc. and SharonAI Pty Ltd (collectively, the “Company”) issued unsecured redeemable convertible notes with an aggregate principal amount of approximately $103.7 million to several institutional investors.

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

On June 11, 2026, the Company issued 8,430,784 shares of its Class A Ordinary Common Stock, par value $0.0001 per share (the “Conversion Shares”) upon conversion of an aggregate principal amount of approximately $103.6 million of unsecured, redeemable, convertible notes (the “Notes”), together with $2.08 million of accrued and unpaid interest thereon pursuant to the terms of that certain Convertible Note Agreement (the “Agreement”), dated December 19, 2025, by and among SharonAI, Inc., SharonAI Pty Ltd and certain investors (the “Noteholders”). The Company assumed the obligations of SharonAI, Inc. under the Agreement promptly following the closing of the Business Combination Agreement, dated January 28, 2025. The number of Conversion Shares issued was determined in accordance with the conversion formula set forth in Section 4.6 of the Agreement, which provides that the conversion price is equal to the lower of (i) the applicable Discount Rate multiplied by the relevant transaction price and (ii) the applicable Valuation Cap (each as defined in the Agreement). Application of this formula resulted in an effective conversion price of $12.53 per share.

During the six months ended June 30, 2026, the Company recognized $2,081 thousand in accrued interest expense related to the Convertible Notes prior to conversion. Upon conversion in June 2026, the accrued interest was settled through the issuance of 165,749 common shares, with an aggregate fair value of $11,852 thousand based on the market price of $71.51 per share on the conversion date.

May 2026 Convertible Notes

On May 18, 2026, the Company issued $350 million aggregate principal amount of 6.00% Convertible Senior Notes due May 1, 2031. These notes bear interest at 6.00% per annum, payable quarterly in arrears, and mature on May 1, 2031, unless earlier converted or repurchased in accordance with their terms.

These notes are convertible into the Company’s Class A ordinary common stock at an initial conversion price of $48.24 per share, subject to customary anti-dilution adjustments and other terms specified in the Indenture (the “May 2026 Indenture”) dated May 18, 2026 between the Company and U.S. Bank Trust Company, National Association, as trustee (The “Trustee”). Beginning eighteen months after issuance, the Company may require conversion upon the satisfaction of specified market-based conditions. Upon certain fundamental changes, holders may require the Company to repurchase the notes at 100% of the principal amount, plus accrued and unpaid interest.

The Company evaluated the embedded features of the May 2026 Convertible Senior Notes under ASC 815 and concluded that the conversion feature qualifies for the equity scope exception and does not require bifurcation. Accordingly, these notes are accounted for as a single debt instrument. Debt issuance costs are recorded as a direct deduction from the carrying amount of the notes and are amortized to interest expense using the effective interest method over the contractual term of the notes.

June 2026 Convertible Notes

On June 22, 2026, the Company issued $700 million aggregate principal amount of 4.75% Convertible Senior Notes due June 15, 2032 in a private placement. These notes bear interest at 4.75% per annum, payable semi-annually in arrears, and mature on June 15, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms.

The notes are convertible into the Company’s Class A ordinary common stock at an initial conversion price of approximately $99.66 per share, subject to customary anti-dilution adjustments and other terms specified in the Indenture dated June 22, 2026 between the Company and the Trustee (the “June 2026 Indenture”). The Company evaluated the embedded features of the notes under ASC 815 and concluded that the conversion feature qualifies for the equity scope exception and does not require bifurcation. Accordingly, the notes are accounted for as a single debt instrument. Debt issuance costs are recorded as a direct deduction from the carrying amount of the notes and are amortized to interest expense using the effective interest method over the contractual term of the notes.

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

Lease cost

The components of lease cost were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Description
Finance lease - interest	$68,067	$51,174	$170,855	$70,929
Finance lease - amortization	$441,623	$124,534	$711,085	$266,156
Total Lease Cost	$509,690	$175,708	$881,940	$337,085

Maturity analysis of lease liabilities

Future minimum lease payments at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Description
2026	876,839	1,324,782
2027	1,416,988	1,324,782
2028	1,416,988	1,324,782
2029	1,289,556	1,201,139
2030	442,314	379,091
2031	21,502	-
Total	5,464,187	5,554,576
Less: Imputed interest	647,757	563,675
Present value of lease liabilities	$4,816,430	$4,990,901

Other information

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	3.9	3.9
Weighted-average discount rate	5.87%	5.72%
ROU assets obtained in exchange for ROU Liability	$384,785	$8,236,478
Operating cash impact of finance leases	$712,210	$3,463,635)

Note 15. Pre-funded Warrants

On June 17, 2026, the Company entered into Securities Purchase Agreements with certain qualified institutional and accredited investors in connection with a private placement of 6,719,896 shares of Class A common stock and 6,374,823 pre-funded warrants to purchase shares of Class A common stock (the “Pre-Funded Warrants”). The Company received aggregate gross proceeds of approximately $900 million before deducting placement agent fees and other offering costs.

Each Pre-Funded Warrant was issued at a purchase price of $68.2799 and is exercisable for one share of the Company’s Class A common stock at a nominal exercise price of $0.0001 per share. The Pre-Funded Warrants became exercisable on June 22, 2026 and remain exercisable until exercised in full.

The exercise of the Pre-Funded Warrants is subject to certain beneficial ownership limitations. Prior to obtaining stockholder approval, a holder generally may not exercise the warrants to the extent such exercise would result in beneficial ownership exceeding 9.99% of the Company’s outstanding common stock, subject to specified increases upon satisfaction of certain conditions and removal of the limitation following stockholder approval.

Management evaluated the Pre-Funded Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity, and concluded that the Pre-Funded Warrants qualify for equity classification. Accordingly, the proceeds allocated to the Pre-Funded Warrants, net of the related allocated issuance costs, were recorded within additional paid-in capital. Offering costs were allocated between the common shares issued and the Pre-Funded Warrants based on their relative fair values.

For earnings per share purposes, the Pre-Funded Warrants are included in the calculation of basic earnings per share because the exercise price is nominal and there are no substantive exercise contingencies.

Note 16. Share-Based Compensation

The Group grants Options and Restricted Stock Units (RSUs) under the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) and has historical grants registered under the 2024 Equity Incentive Plan (the “2024 Plan”) to Board Members, Advisory Board Members, Employees and Contractors. The grants have a combination of performance-based and time-based hurdles and vesting periods. On January 16, 2025, the Group granted 48,484 options which have a contractual term of 10 years. The options have an exercise price of $6.71 per share and convert on a 1:1 basis. The Group ascertains the fair value of the Options using a Black-Scholes pricing model. The grant-date fair value of restricted stock units (“RSUs”) is based on the closing market price of the Company’s common stock on the grant date. The grant-date fair value is recognized as share-based compensation expense over the requisite service (vesting) period, with a corresponding increase to equity.

As of June 30, 2026, 27,067 options had vested.

Stock Option Activity

Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	90,442	6.71	9.00	-
Granted	-	6.71
Exercised	-	6.71
Forfeited	(56,252)	6.71
Outstanding at June 30, 2026	34,190	6.71	8.50	$2,665,069
Exercisable at June 30, 2026	27,067	6.71		$2,109,840

Restricted Stock Units (RSUs)

Activity	Performance-Based RSUs	Weighted-Average Grant Date Aggregate Fair Value
Balance as of December 31, 2025	275,564	1,837,850
Granted	1,335,978	10,607,665
Vested[1]	(525,776)	(1,219,800)
Vested in prior periods	72	167
Forfeited	(163,228)	(1,088,731)
Unvested at June 30, 2026	922,610	10,137,151

(1)	RSUs listed as vested are not exercisable but representative of the pro-rata portion of the RSU grant vested in the period

At June 30, 2026, compensation costs related to these unvested stock-based compensation awards not yet recognized in the consolidated condensed statements of operations was $8,105 thousand, which is expected to be recognized over a weighted-average period of 1.25 years,

Note 17. Employee Benefit Plan

The Group’s employees that are located in Australia participate in a Superannuation defined contribution scheme. Superannuation is Australia’s mandatory retirement savings system, requiring employers to contribute 12% (11.5% prior to 1 July 2025) of an employee’s earnings into a regulated fund. Contributions receive concessional tax treatment, with employer payments taxed at 15% within the fund. Superannuation is typically preserved until retirement age (55–60), with limited early access exceptions. Funds are regulated by Australian Prudential Regulation Authority, Australian Securities and Investments Commission, and the Australian Taxation Office, and offer various investment options, often including insurance coverage. Withdrawals can be taken as a lump sum or income stream, subject to tax rules. Legislative changes may affect contribution limits, taxation, and access conditions. The Group recognized superannuation expense of $128 thousand and $193 thousand for the three and six months ended June 30, 2026, respectively, compared with $25 thousand and $46 thousand for the three and six months ended June 30, 2025, respectively.

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

The table below shows the assigned level for each asset and liability held at fair value by the Group:

Fair value hierarchy	Level 1	Level 2	Level 3	Total
As of June 30, 2026
Recurring fair value measurements
Convertible notes	$-	-	$20,059	$20,059
Warrant liability	6,145,450	-	-	6,145,450
As of December 31, 2025
Recurring fair value measurements
Convertible notes	-	-	129,017,286	129,017,286
Warrant liability	890,000	-	-	890,000

The Group elected the fair value option for its December 2025 convertible notes. The fair value of the convertible notes was determined using valuation techniques appropriate for the remaining outstanding instruments at the measurement date. The valuation incorporated significant unobservable inputs, including assumptions related to the remaining conversion features, market conditions, and other factors specific to the instruments. Because these inputs required significant management judgment, the convertible notes were classified within Level 3 of the fair value hierarchy. The following table presents the rollforward of the Level 3 convertible notes, including fair value adjustments recognized in earnings, contractual interest expense, conversions into common shares, and foreign currency translation effects during the period.

Level 3 December 2025 Convertible Notes	For the Six Months Ended June 30, 2026
Balance at January 1, 2026	129,017,286
Fair value adjustments recognized in earnings	470,668,608
Contractual interest expense recognized before conversion	2,081,202
Conversions into common shares	(602,870,303)
Effect of currency translation	1,123,267
Balance at June 30, 2026	20,059

At June 30, 2026, the Company had outstanding Convertible Senior Notes measured at amortized cost using the effective interest method. The estimated fair value of the notes approximated their carrying amount as of June 30, 2026. The estimated fair value is classified within Level 2 of the fair value hierarchy because it is based on observable market inputs for similar debt instruments.

The warrant liability is classified within Level 1, as it is measured using quoted market prices in an active market.

There were no transfers between Levels 1, 2, or 3 during the quarter ended June 30, 2026 or year ended December 31, 2025.

Note 19. Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental information:
Cash paid for interest	$4,735,985	$66,932
Cash paid for taxes	7,000,000	9,320
Non-cash investing and financing activities:
ROU assets obtained in exchange for lease liability	-	2,452,332
Gain on sale of modular data centre (MDC)	-	808,513
Gain on sale of storage servers	-	153,144
Assets held for Sale- rerecognize MDC	-	1,105,000
Bad debt expense related to MDC sale	-	(1,180,620)
Issuance of common stock for settlement of trade and other payables	3,713,063	-
Conversion of convertible notes through the issuance of common shares	602,870,303	-

Note 20. Commitments

Hardware Procurement

In connection with the $1.26 billion customer services arrangement with ESDS Software Solution Limited entered into during the quarter ended March 31, 2026, the Company expects to incur capital expenditures of approximately $720.0 million for the purchase of equipment and related infrastructure required to support the contracted services. As of June 30, 2026, the Company had commenced procurement activities, with certain amounts paid and recorded as prepayments. The remaining commitments relate to equipment to be procured over the course of the project. Management expects these capital expenditures to be incurred as equipment purchases and related contractual commitments continue to be executed over the course of the project.

In May 2026, the Company entered into a cloud computing infrastructure agreement with a global technology company with a major Asia-Pacific presence, valued at approximately $950 million over five years. In connection with this agreement, the Company has committed to procure additional high-performance computing hardware and related infrastructure for approximately $400m of which approximately 20% deposit has been paid. As of June 30, 2026, the related hardware had not yet been delivered, and accordingly, no liability has been recognized for the undelivered equipment.

In June 2026, the Company entered into a six-year AI infrastructure compute collaboration with NVIDIA (NASDAQ: NVDA).In connection with this agreement, the Company has committed to procure additional high-performance computing hardware and related infrastructure for approximately $4 billion.

Data Center Services Commitment

At June 30, 2026, the Company has remaining contracted capacity of 132 MW, including a 15 MW commitment under a long-term data center services agreement entered into in March 2026 with GreenSquareDC Entity for a facility located in Australia. The 15 MW arrangement has an initial term of 120 months from the Ready-for-Service date (targeted September 26, 2026), with monthly recurring fees based on contracted kilowatt capacity.

In July 2026, the Company executed an amended and restated service order with NEXTDC for 72 MW of data center capacity in Australia. The arrangement represents a total contractual commitment of approximately $623 million over the term of the agreement and includes one-time establishment fees and ongoing monthly recurring charges based on contracted capacity. The capacity is scheduled to be deployed in five phases commencing in April 2027 through August 2027.

The Company has also secured additional data center capacity in New Zealand for 14MW to support the deployment of cloud computing infrastructure under a long-term customer service agreement with commencement expected in Q1 2027.

As of June 30, 2026, no liability has been recognized because services have not commenced.

Lenovo Managed Services Commitment

On December 12, 2025, the Company entered into a Statement of Work with Lenovo Global Financial Services (Australia & New Zealand) Pty Limited for managed infrastructure services. The arrangement has a term of 60 months from commencement and provides for monthly service fees based on contracted infrastructure and services.

As of June 30, 2026, the Company has made an upfront payment representing approximately 50% of the total contract value, which has been recorded as a prepayment. The remaining unpaid portion represents a future service commitment. No expense has been recognized as services have not yet commenced. The arrangement represents a contractual commitment subject to certain conditions precedent.

ASE Managed Services

In connection with the termination of its data center services arrangement under the Distributed Storage Solutions (DSS) agreement, the Company entered into a noncancelable commitment with Andrew Sjoquist Enterprises (ASE), a managed service provider, totaling approximately AUD$400 thousand over five years.

The commitment qualifies as an unconditional purchase obligation under ASC 440-10-50. As of June 30, 2026, no liability has been recognized, as the obligation represents future services to be received.

See additional capital asset purchase commitments entered into subsequent to period end in Note 26.

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

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

●	Stock options and RSUs: 1,139,093 shares

●	Warrants: 6,891,805 shares

●	Convertible notes: 14,281,632 shares

A reconciliation of the numerators and denominators is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders	$(428,302,926)	$(2,576,406)	$(448,218,692)	$(4,008,986)
Denominator:
Basic and diluted weighted average number of common shares outstanding	18,755,220	1,067,213	16,370,481	1,067,213
Basic and diluted net loss per common share outstanding	$(22.84)	$(2.41)	$(27.38)	$(3.76)

Note 22. Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the provision of High Performance Compute Services. The Company is also developing data center assets to support its long-term growth strategy. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Group’s chief operating decision maker (“CODM”), who is the Chief Executive Officer.

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

For the interim 2026 and 2025 periods presented, all revenue and expenses reflected in the loss from operations as presented in the consolidated condensed statement of operations represents the sole segment’s revenue and operating loss.

Note 23. Transactions with Related Parties

SharonAI and SharonAI Pty Ltd have entered into an independent contractor agreement-corporate with James Manning and Manning Group Pty Ltd ATF MG Office Trust (“Manning Consulting Agreement”). Pursuant to the Manning Consultant Agreement, Mr. Manning, SharonAI’s Chief Executive Officer, director and greater than 10% stockholder, as the key person, provides certain services to SharonAI and SharonAI Pty Ltd relating to commercial opportunity development, discovery of future data center sites, future data center acquisition and construction advisory, transaction advisory services and key relationship introduction and development. In consideration for these services, Manning Group Pty Ltd ATF MG Office Trust is entitled to receive an annual remuneration of AUD$334,500 (approximately $211,000 based on a conversion rate of $1.00AUD to $0.63USD), exclusive of Australian goods and services taxes. The Manning Consulting Agreement has an ongoing term that can be terminated by either side upon three (3) months’ notice. This agreement was terminated in April 2026 with no notice period or payment.

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

On April 22, 2026, the Company issued 90,893 shares of its Class A Ordinary Common Stock to Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) in consideration for, and as full and final satisfaction of, the Company’s reimbursement obligation arising under the reimbursement provisions of the Independent Contractor Agreement dated October 14, 2024, for the 90,893 Class A Ordinary Common Stock transferred by Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust). The issuance of the shares of Class A Ordinary Common Stock was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and/or Rule 506 promulgated hereunder. Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) is owned by and affiliated with Nicholas Hughes-Jones, the Company’s Head of Corporate Development.

Convertible Note Financing Participation

In December 2025, the Company completed a convertible note financing as part of its capital raise program. Certain related parties participated in this financing.

●	Manning Capital Pty Ltd, an entity affiliated with the Company’s Chief Executive Officer and greater than 10% stockholder, subscribed for approximately AUD$700,000 (US$465,500) of convertible notes.

●	Inbocalupo Pty Ltd, an entity affiliated with the Company’s Head of Business Development and greater than 10% stockholder, subscribed for approximately AUD$1,250,000 (US$831,250) of convertible notes.

●	Strat Capital Pty Ltd ATF Alpha Juliett Trust, an entity affiliated with Andrew Leece, the Company’s Chief Operating Officer, subscribed for approximately AUD$250,000 (US$166,250) of convertible notes.

The notes were issued on the same terms and conditions as those offered to unrelated third-party investors.

First Equity Tax

The Company engaged First Equity Tax to provide audit and related compliance services required in connection with certain private local subsidiaries of the Company, SharonAI Pty Ltd and Distributed Storage Solutions Pty Ltd. First Equity Tax is considered a related party due to an indirect relationship with the Company’s Chief Executive Officer.

During the three and six months ended June 30, 2026, the Company recognized expenses of $44 thousand and $44 thousand, respectively, in connection with services provided by First Equity Tax.

Bare Media Holdings

The Company engaged Bare Media Holdings for a discrete investor communications project. Bare Media Holdings is considered a related party due to an indirect relationship with the Company’s Chief Executive Officer.

During the three and six months ended June 30, 2026, the Company recognized expenses of $10 thousand and $12 thousand, respectively, in connection with the project. The engagement related to a single project and was not ongoing as of June 30, 2026.

Shift Advisory

The Company engaged Shift Advisory, an entity directly related to the Company’s Chief Revenue Officer, initially to provide outsourced Chief Revenue Officer services prior to the individual’s employment by the Company. Following the commencement of the individual’s employment, Shift Advisory continued to provide limited advisory services relating to the Company’s revenue processes and related operational matters.

During the three and six months ended June 30, 2026, the Company recognized expenses of $134 thousand and $227 thousand, respectively, for services provided by Shift Advisory.

Expenses associated with these related-party arrangements were recorded within general and administrative expenses in the Company’s consolidated condensed statements of operations.

Note 24. Subsequent Events

Cloud Computing Service Agreement

Subsequent to June 30, 2026, the Company entered into a cloud computing service agreement with a global artificial intelligence (“AI”) laboratory with an aggregate contract value of approximately $1.32 billion over a five-year term.

Under the agreement, the Company expects to deploy cloud computing solutions across data center infrastructure located in New Zealand. Revenue under the agreement is expected to commence during the first and second quarters of 2027 as the related infrastructure becomes operational and services are delivered.

The agreement supports the continued expansion of the Company’s AI Factory platform and is expected to utilize a portion of the Company’s contracted AI computing capacity. As of the date of the agreement, the Company had total AI Factory capacity of approximately 132MW, of which 116MW had been contracted to end customers, with deployment of more than 62,000 NVIDIA GPUs expected by mid-2027.

In connection with the execution of this agreement, the Company has entered into purchase commitments with hardware and infrastructure vendors totaling approximately $765.1 million to procure equipment and related infrastructure necessary to support the deployment of the contracted AI computing capacity. As of the date of issuance of these condensed consolidated financial statements, these commitments had not been recognized as liabilities because the related goods and services had not yet been received.

Cloud Computing Service Agreement

Subsequent to June 30, 2026, the Company entered into a five-year cloud computing service agreement with a global artificial intelligence (“AI”) platform with an aggregate contract value of approximately $373 million. Revenue under the agreement is expected to commence during the first quarter of 2027, subject to deployment of the required infrastructure. The initial deployment is expected to utilize 2,048 NVIDIA Blackwell Ultra B300 GPUs.

In connection with the deployment, the Company also entered into commitments to procure the required computing infrastructure, including equipment with an aggregate purchase commitment of approximately $217.2 million (inclusive of estimated taxes), which will be recognized as the related assets are received and the purchase obligations become payable.

The Company concluded that this represents a non-recognized subsequent event, and accordingly, no adjustment to the June 30, 2026 condensed consolidated financial statements has been made.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified using forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “could,” “anticipate,” “will,” “will be,” “will continue,” “will likely result,” “project,” “estimate,” “strategy,” “positioned” or their negatives or other variations of these words or other comparable words, or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in those provisions, and we are including this statement for purposes of complying with those safe-harbor provisions.

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

Business Overview

We are an Australian neocloud operator, purpose-built to power the next generation of AI and HPC. Our infrastructure is architected from the ground up to meet the specific, intensive and complex demands of modern AI training and inference workloads, machine learning, and Generative AI.

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

Key Corporate Milestones

We accomplished the following key milestones in the fiscal quarter ended June 30, 2026 and the second quarter of 2026:

On April 26, 2026, the Company entered into a Securities Purchase Agreement with certain qualified institutional buyers for the private placement of $350.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2031. This transaction closed on May 20, 2026.

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

On June 12, 2026, we entered into an agreement with Nvidia to deploy 72MW AI factory and up to 40,000 Grace Blackwell GB300 GPUs in Australia. Under the terms of the agreement, NVIDIA and Sharon AI are collaborating to enable 72 megawatts (MW) of new data center capacity in Australia. The companies will deploy NVIDIA’s DSX AI factory design, scaling up to 40,000 Grace Blackwell GB300 GPUs to serve growing demand from AI startups, enterprises, and university researchers. The collaboration is structured so that Sharon AI can commit to large-scale NVIDIA infrastructure while aligning economics through a revenue-sharing and credit-support model. Sharon AI will sell NVIDIA-powered cloud services, and NVIDIA will earn both standard product revenue and a share of the cloud revenue on the supported capacity. This structure accelerates adoption of NVIDIA platforms among customers that historically lacked access to capital-intensive AI infrastructure, while giving Sharon AI a capital-efficient path to scale and providing NVIDIA with a recurring, usage-linked earnings stream.

On June 16, 2026, we expanded our partnership with VAST Data to Power AI Factories Across Australia and Asia-Pacific, where we will deploy 600PB of the VAST AI Operating System across its AI cloud infrastructure. This deployment represents one of the largest and most advanced sovereign AI data foundations in the Asia-Pacific region. It positions Sharon AI at the forefront of Australia’s push to build independent, high-performance AI capability – keeping the nation’s most sensitive workloads, intellectual property, and strategic data firmly onshore while delivering the raw power needed for next-generation training, inference, and agentic AI systems. Using a proven benchmark of approximately 6PB of optimized AI storage per 1,000 GPUs for demanding large-scale workloads, the new 600PB VAST deployment provides the scalable data backbone equivalent to supporting the data needs of ~100,000 GPUs. This is a transformative leap that cements Sharon AI’s AI Cloud platform as one of the most substantial sovereign AI clouds in Australia and Asia-Pacific.

On June 17, 2026, we entered into securities purchase agreements with certain qualified institutional and accredited buyers relating to the private offering of approximately 6,719,896 shares of the Company’s Class A Ordinary Common Stock at a purchase price of $68.73 per share and pre-funded warrants at a price per pre-funded warrant of $68.2799 to purchase up to an aggregate of 6,374,823 shares of Class A Ordinary Common Stock for aggregate gross proceeds of approximately $900 million. The offering closed on June 22, 2026, and the net proceeds are expected to be used to support our previously announced six-year strategic compute collaboration with NVIDIA, where we intend to deploy one of Australia’s largest AI Factories including up to 40,000 Grace Blackwell GB300 GPUs as well as broader expansion plans.

On June 17, 2026, we entered into a securities purchase agreement with certain qualified institutional buyers relating to a private offering of $700 million aggregate principal amount of the Convertible Notes. The Convertible Notes are senior, unsecured obligations that mature on June 15, 2032, bear interest at a rate of 4.75% per year payable quarterly in arrears, and are convertible into shares of Class A Ordinary Common Stock at an initial conversion price of approximately $99.66 per share. The offering closed on June 22, 2026, and the net proceeds are expected to be used for GPU and network procurement, along with working capital to support revenue-generating AI cloud deployments.

On July 16, 2026, we announced the signing of a cloud computing service agreement with a global Artificial Intelligence (“AI”) Lab valued at $1.32 Billion over five years. Under the terms of the contract, we expect to deploy cloud computing solutions across data center infrastructure in New Zealand with revenue from the contract expected to commence across the first and second quarter of 2027.

The Company announced on July 22, 2026, that effective as of August 24, 2026, Mr. Tim Broadfoot will resign as the Company’s Chief Financial Officer and Mr. Anuj Goel will serve as the Company’s Chief Financial Officer.

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

The second quarter of 2026 showed a net loss of $430,369 thousand.

Industry Trends

During the prior year, the Company has strategically shifted its focus from providing storage services to developing and delivering GPU Cloud services, aligning with the growing demand for HPC and AI-driven workloads. This transition reflects a response to changing market dynamics and the increasing need for scalable, on-demand GPU infrastructure to support machine learning, AI training, and other compute-intensive applications.

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

Results of Operations

Results of Operations for the quarter ended June 30, 2026 compared to quarter ended June 30, 2025

The following table sets forth key components of the results of operations during the three months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30,
	2026	2025
Revenue	$1,931,381	$376,984
Cost of revenue	761,755	398,266
Gross profit (loss)	1,169,626	(21,282)
Share-based compensation	2,670,588	489,345
Selling, general and administrative expenses	8,685,424	1,083,093
Other expenses	14,597,792	1,169,712
Gain on disposal of property and equipment	-	(153,199)
Loss from operations	(24,784,178)	(2,610,233)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(62,657)
Change in fair value of warrant liabilities	(6,138,775)	-
Change in fair value of convertible notes	(400,440,855)	-
Change in fair value of share-based payment	334,502	-
Gain on investment in NUAI shares	6,493,245	-
Gain on sale of investment in TCDC	856	-
Interest expense, net	(4,527,540)	(43,521)
Loss before income taxes	(429,062,745)	(2,716,411)
Income tax (expense) benefit	(1,305,951)	127,579
Net loss	(430,368,696)	(2,588,832)

Revenue

Q2 2026: $1,931 thousand| Q2 2025: $377 thousand

Total revenue for the three months ended June 30, 2026 and 2025 was $1,931 thousand and $377 thousand, respectively. The increase of $1,554 thousand, or approximately 412%, was primarily attributable to revenue generated from new customers onboarded during the second quarter of 2026, reflecting the continued expansion of the Company’s GPU infrastructure services business.

Cost of Revenue

Q2 2026: $762 thousand| Q2 2025: $398 thousand

Cost of revenue for the three months ended June 30, 2026 and 2025, was $762 thousand and $398 thousand, respectively, an increase of approximately $363 thousand. The increase was primarily driven by costs incurred in delivering GPU cloud computing operations. Key components included data center costs- comprising colocation facility fees, internet connectivity, and power consumption necessary to support high-performance infrastructure. The Company also incurred service fees under managed service agreements with third-party suppliers who provide and maintain the computer data storage equipment used in its operations. These fees include the use, upkeep, and performance monitoring of the hardware infrastructure.

Share-Based Compensation

Q2 2026: $2,670 thousand| Q2 2025: $489 thousand

Share-based compensation expense for the three months ended June 30, 2026 and 2025 was $2,670 thousand and $489 thousand, respectively. The increase of $2,181 thousand, or approximately 446%, was primarily attributable to new equity awards granted during the quarter to employees, executives, and advisors in support of the Company’s continued growth and talent acquisition initiatives. Share-based compensation expense is recognized over the requisite service period based on the grant-date fair value of the awards, subject to the satisfaction of any applicable performance and service-based vesting conditions.

Selling, General, and Administrative Expenses (SG&A)

Q2 2026: $8,685 thousand| Q2 2025: $1,083 thousand

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $8,685 thousand and $1,083 thousand, respectively. The increase of $7,602 thousand, or approximately 702%, was primarily attributable to higher employee-related costs, financing costs, and professional fees, including legal, consulting, and audit services, incurred to support the Company’s growth initiatives, financing activities, and expanding operations.

Other Expenses

Q2 2026: $14,598 thousand| Q2 2025: $1,170 thousand

Other expenses for the three months ended June 30, 2026 and 2025 were $14,598 thousand and $1,170 thousand, respectively. The increase of $13,428 thousand, or approximately 1,148%, was primarily attributable to unrealized foreign exchange losses arising from the remeasurement of foreign currency-denominated monetary balances. The increase was also attributed to routine depreciation and amortization expense recognized on the Company’s property and equipment and intangible assets supporting its GPU infrastructure and cloud services operations.

Other Income

Q2 2026: 0 | Q2 2025: $153 thousand

Other income for the three months ended June 30, 2026 and 2025 was $0 and $153 thousand, respectively. The decrease was attributable to the absence of a gain on the sale of fixed assets recognized in the prior-year period. During the three months ended June 30, 2025, the Company recognized a gain of $153 thousand on the disposal of fully depreciated storage server assets that were no longer in active operational use.

Change in Fair Value of Digital Assets

Q2 2026: $0 | Q2 2025: (63) thousand

Change in the fair value of digital assets for the three months ended June 30, 2026 and 2025 was $0 and a loss of $63 thousand, respectively. No gain or loss on the fair value of digital assets was recognized during the current-year period, as the Company had fully disposed of its digital asset holdings during the third quarter of 2025. The prior-year loss reflected the decline in the market value of digital assets previously held in connection with the Company’s former Filecoin data storage operations.

Change in fair value of warrant liabilities

Q2 2026: $(6,139) thousand| Q2 2025: $0 thousand

The Company recognized a loss of $6,139 thousand from the change in fair value of warrant liabilities for the three months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The warrant liabilities were assumed in connection with the Company’s business combination completed in December 2025 and, accordingly, there were no comparable warrant liabilities outstanding during the three months ended June 30, 2025. The current-year loss was attributable to the periodic remeasurement of these warrant liabilities, with changes in fair value primarily driven by movements in the Company’s share price and other valuation assumptions during the quarter. The resulting fair value adjustment is a non-cash item recognized in the consolidated condensed statements of operations.

Change in Fair Value of Convertible Notes

Q2 2026: ($400,441) thousand | Q2 2025: $0

The Company recognized a loss of $400,441 thousand from the change in fair value of convertible notes for the three months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The convertible notes were issued in December 2025 and were accounted for under the fair value option. Accordingly, changes in their fair value were recognized in the consolidated condensed statements of operations until conversion. During the quarter, approximately 99% of the outstanding convertible notes were converted into the Company’s common shares on June 11, 2026. The significant fair value loss recognized during the period was primarily driven by the increase in the Company’s share price prior to the conversion of the notes. Following the conversion, substantially all of these convertible notes were derecognized from the Company’s balance sheet.

Change in fair value of share-based payment

Q2 2026: $335 thousand| Q2 2025: $0

The Company recognized a gain of $335 thousand from the change in fair value of share-based payment for the three months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The gain was primarily attributable to adjustments related to the settlement of vested share awards, including the accounting for shares withheld to satisfy employee tax withholding obligations. This was partially offset by a loss from the remeasurement of the Consulting Services Fee payable, which was settled in common shares in April 2026. The resulting fair value adjustment was a non-cash item recognized in the consolidated condensed statements of operations.

Gain (loss) on investment in NUAI shares

Q2 2026: $6,493 thousand| Q2 2025: $0

The Company recognized a gain on investment in NUAI shares of $6,493 thousand for the three months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The NUAI shares were received as part of the consideration for the sale of the Company’s TCDC investment in January 2026. On May 14, 2026, the Company sold all of its NUAI common shares for proceeds of $14,984 thousand. The carrying amount of the investment immediately prior to the sale was $8,490 thousand, resulting in a realized gain on sale of $6,493 thousand, which was recognized in the condensed consolidated condensed statements of operations. The sale proceeds were received and recorded as cash held in trust.

Gain on sale of investment in TCDC

Q2 2026: $856 | Q2 2025: $0

The Company recognized a gain on the sale of its investment in TCDC of $856 for the three months ended June 30, 2026, compared to no such gain in the prior-year period. The gain was attributable to the reversal of an overaccrual of transaction costs associated with the TCDC sale completed in January 2026. No additional gain was recognized from the underlying sale transaction during the current quarter.

Interest Income (Expense), Net

Q2 2026: ($4,527) thousand| Q2 2025: $(44) thousand

Net interest expense for the three months ended June 30, 2026 was $4,527 thousand, compared with net interest expense of $44 thousand for the three months ended June 30, 2025. The increase of $4,484 thousand was primarily attributable to interest expense recognized on the convertible notes issued in December 2025, May 2026, and June 2026, partially offset by interest income earned on the Company’s cash balances.

Income Tax Benefit (Expense)

Q2 2026: $(1,306) thousand| Q2 2025: $128 thousand

Income tax expense for the three months ended June 30, 2026 was $(1,306) thousand, compared with an income tax benefit of $128 thousand for the three months ended June 30, 2025. The increase in income tax expense was primarily attributable to the non-deductibility of the fair value loss on convertible notes for tax purposes, and changes in the valuation allowance maintained against certain deferred tax assets.

Comparative Results for the six months ended June 30, 2026, and 2025:

Results of Operations for the six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table sets forth key components of the results of operations during the six months ended June 30, 2026 and 2025.

	For the Six Months Ended
	June 30,
	2026	2025
Revenue	$2,225,396	$702,077
Cost of revenue	1,287,572	711,648
Gross profit (loss)	937,824	(9,571)
Share-based compensation	3,052,746	956,968
Selling, general and administrative expenses	12,700,643	2,090,523
Other expenses	12,787,838	1,676,132
Gain on disposal of property and equipment	-	(961,713)
Loss from operations	(27,603,403)	(3,771,481)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(391,090)
Change in fair value of warrant liabilities	(5,255,450)	-
Change in fair value of convertible notes	(470,668,608)	-
Change in fair value of share-based payment	334,502	-
Gain on investment in NUAI shares	4,984,130	-
Gain on sale of investment in TCDC	65,920,568	-
Interest expense, net	(3,267,654)	(55,912)
Loss before income taxes	(435,555,915)	(4,218,483)
Income tax (expense) benefit	(14,824,603)	190,161
Net loss	(450,380,518)	(4,028,322)

Revenue

H1 2026: $2,225 thousand| H1 2025: $702 thousand

Total revenue for the six months ended June 30, 2026 and 2025 was $2,225 thousand and $702 thousand, respectively. The increase of $1,523 thousand, or approximately 217%, was primarily attributable to higher GPU infrastructure services revenue driven by new customers onboarded during the second quarter of 2026, reflecting the continued expansion of the Company’s customer base and operations.

Cost of Revenue

H1 2026: $1,288 thousand| H1 2025: $712 thousand

Cost of revenue for the six months ended June 30, 2026 and 2025 was $1,288 thousand and $712 thousand, respectively. The increase of $576 thousand, or approximately 81%, was primarily attributable to higher costs incurred in delivering the Company’s GPU infrastructure services as operations expanded during the period. These costs primarily consisted of data center expenses, including colocation facility fees, power consumption, and internet connectivity, as well as managed service fees paid to third-party providers for the operation, maintenance, and monitoring of the Company’s computing infrastructure.

Share-Based Compensation

H1 2026: $3,053 thousand| H1 2025: $957 thousand

Share-based compensation expense for the six months ended June 30, 2026 and 2025 was $3,053 thousand and $957 thousand, respectively. The increase of $2,096 thousand, or approximately 219%, was primarily attributable to new equity awards granted during the period to employees, executives, and advisors in support of the Company’s continued growth and talent acquisition initiatives.

Selling, General, and Administrative Expenses (SG&A)

H1 2026: $12,701 thousand| H1 2025: $2,091 thousand

Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $12,701 thousand and $2,091 thousand, respectively. The increase of $10,610 thousand, or approximately 508%, was primarily attributable to higher legal and other professional fees associated with the Company’s public offering and financing transactions, together with increased employee-related costs and financing costs incurred to support the Company’s continued growth and expansion.

Other Expenses

H1 2026: $12,788 thousand| H1 2025: $1,676 thousand

Other expenses for the six months ended June 30, 2026 and 2025 were $12,788 thousand and $1,676 thousand, respectively. The increase of $11,112 thousand, or approximately 663%, was primarily attributable to unrealized foreign exchange losses arising from the remeasurement of foreign currency-denominated monetary balances. The increase was also attributable, to a lesser extent, to depreciation and amortization expense recognized on the Company’s property and equipment and intangible assets supporting its GPU infrastructure and cloud services operations.

Other Income

H1 2026: $0 | H1 2025: $962 thousand

Other income for the six months ended June 30, 2026 and 2025 was $0 and $962 thousand, respectively. The decrease was attributable to the absence of gains on the sale of fixed assets recognized during the prior-year period. During the six months ended June 30, 2025, the Company recognized gains on the disposal of fixed assets, including storage server assets and other equipment that were no longer required for operations.

Change in Fair Value of Digital Assets

H1 2026: $0 | H1 2025: (391) thousand

Change in the fair value of digital assets for the six months ended June 30, 2026 and 2025 was $0 and a loss of $391 thousand, respectively. No gain or loss on the fair value of digital assets was recognized during the current period, as the Company had fully disposed of its digital asset holdings during the third quarter of 2025. The prior-year loss reflected the decline in the market value of digital assets previously held in connection with the Company’s former Filecoin data storage operations.

Change in fair value of warrant liabilities

H1 2026: $(5,255) thousand| H1 2025: $0 thousand

The Company recognized a loss of $5,255 thousand from the change in fair value of warrant liabilities for the six months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The warrant liabilities were assumed in connection with the Company’s business combination completed in December 2025 and, accordingly, there were no comparable warrant liabilities outstanding during the six months ended June 30, 2025. The current-period loss was attributable to the periodic remeasurement of these warrant liabilities, with changes in fair value primarily driven by movements in the Company’s share price and other valuation assumptions. The resulting fair value adjustment is a non-cash item recognized in the consolidated condensed statements of operations.

Change in Fair Value of Convertible Notes

H1 2026: ($470,669) thousand | H1 2025: $0

The Company recognized a loss of $470,669 thousand from the change in fair value of convertible notes for the six months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The convertible notes were issued in December 2025 and were accounted for under the fair value option. Accordingly, changes in their fair value were recognized in the consolidated condensed statements of operations until conversion. During the six-month period, approximately 99% of the outstanding convertible notes were converted into the Company’s common shares on June 11, 2026. The significant fair value loss recognized during the period was primarily driven by the increase in the Company’s share price prior to the conversion of the notes. Following the conversion, substantially all of these convertible notes were derecognized from the Company’s balance sheet.

Change in fair value of share-based payment

H1 2026: $335 thousand| H1 2025: $0

The Company recognized a gain of $335 thousand from the change in fair value of share-based payment for the six months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The gain was primarily attributable to adjustments related to the settlement of vested share awards, including the accounting for shares withheld to satisfy employee tax withholding obligations. The resulting fair value adjustment was a non-cash item recognized in the consolidated condensed statements of operations.

Gain (loss) on investment in NUAI shares

H1 2026: $4,984 thousand| H1 2025: $0

The Company recognized a net gain on investment in NUAI shares of $4,984 thousand for the six months ended June 30, 2026, compared to no such gain or loss in the prior-year period. The NUAI shares were received as part of the consideration for the sale of the Company’s TCDC investment in January 2026 and were subsequently measured at fair value based on quoted market prices. On May 14, 2026, the Company sold all of its NUAI common shares for proceeds of $14,984 thousand. The investment had a carrying amount of $8,490 thousand immediately prior to the sale, resulting in a realized gain on sale of $6,493 thousand. The net gain recognized for the six-month period reflects this realized gain, partially offset by fair value losses recognized prior to the sale. The sale proceeds were received and recorded as cash held in trust.

Gain on sale of investment in TCDC

H1 2026: $65,920 thousand | H1 2025: $0

The Company recognized a gain on the sale of its investment in TCDC of $65,920 thousand for the six months ended June 30, 2026, compared to no such gain in the prior-year period. The gain arose from the completion of the sale of the Company’s investment in TCDC in January 2026. Under the sale agreement, the Company received total consideration with a fair value of approximately $70 million, consisting of $10 million in cash, $10 million of NUAI common shares (including additional shares issued pursuant to the agreement’s top-off mechanism, which was designed to preserve the agreed $10 million equity consideration following a decline in NUAI’s share price), and a $50 million senior secured convertible promissory note.

Interest Income (Expense), Net

H1 2026: ($3,268) thousand| H1 2025: $(56) thousand

Net interest expense for the six months ended June 30, 2026 was $3,268 thousand, compared with net interest expense of $56 thousand for the six months ended June 30, 2025. The increase of $3,212 thousand was primarily attributable to interest expense recognized on the convertible notes issued in December 2025, May 2026, and June 2026, partially offset by interest income earned on the Company’s cash balances and interest earned on the $50 million senior secured convertible promissory note received as part of the consideration for the sale of the Company’s TCDC investment.

Income Tax Benefit (Expense)

H1 2026: $(14,825) thousand| H1 2025: $190 thousand

Income tax expense for the six months ended June 30, 2026 was $(14,825) thousand, compared with an income tax benefit of $190 thousand for the six months ended June 30, 2025. The increase in income tax expense was primarily attributable to the non-deductibility of the fair value loss on convertible notes for tax purposes, tax impact of the gain recognized on the sale of the Company’s investment in TCDC and the changes in the valuation allowance maintained against certain deferred tax assets

Liquidity and Capital Resources

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

As of June 30, 2026, the Company had cash and cash equivalents of approximately $1.86 billion. During the six months ended June 30, 2026, the Company significantly strengthened its liquidity position through several financing and strategic transactions, including the completion of its February 2026 Nasdaq listing, which generated gross proceeds of approximately $125 million; the issuance of $350 million aggregate principal amount of Convertible Senior Notes in May 2026; and the completion of the $1.6 billion strategic financing in June 2026. The Company also benefited from the proceeds of approximately $104 million of pre-IPO convertible notes issued during 2025, which provided funding prior to the Company’s public listing.

As disclosed in Note 13, Convertible Notes, to the consolidated condensed financial statements, the Company continues to have outstanding note payables with terms that may require cash settlement, conversion into equity, or repayment upon maturity depending on future events. Other than scheduled repayments associated with these notes, no significant principal repayments are contractually required within the next 12 months. The Company continues to monitor its liquidity position and obligations in light of operational funding needs and market conditions.

Management continuously evaluates the Company’s capital structure and may seek additional financing, including equity issuances, debt facilities, or hybrid instruments, to support the expansion of its GPU infrastructure and related platform capabilities. The Company has historically accessed external capital to fund growth and believes it will be able to continue doing so as needed.

The Company has incurred operating losses to date and expects to continue investing in scaling its infrastructure and operations. The Company also expects to incur significant capital expenditures in connection with the deployment of its AI infrastructure, including investments in GPU hardware, data center infrastructure, and related technology assets to support existing customer commitments and future growth opportunities. As of June 30, 2026, the Company’s material future cash requirements consisted primarily of obligations under finance leases, debt service requirements, and infrastructure-related purchase commitments. The Company expects to satisfy these obligations through a combination of cash generated from operations and available liquidity. Contractual purchase and infrastructure commitments make up the majority of the future spending and total approximately $6 billion as of June 30, 2026.

While management believes existing cash resources, anticipated operating cash flows, and access to capital markets are sufficient to fund currently anticipated requirements, the Company may seek additional financing to support future growth opportunities, strategic investments, or accelerated expansion initiatives.

The Company is actively engaged in capital raising discussions with existing and prospective investors. Management believes that these efforts, together with operational cash flows and strategic investment plans, will provide sufficient liquidity to support the Company’s continued operations.

Cash flow analysis

The following table provides a summary of the cash flow statement for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in) operating activities	$23,241,180	$(1,708,451)
Net cash provided by (used in) investing activities	$(263,314,000)	$55,708
Net cash provided by (used in) financing activities	$2,044,174,430	$(284,491)

Operating activities

Net cash provided by operating activities was $23,241 thousand for the six months ended June 30, 2026, compared with net cash used in operating activities of $1,708 thousand for the six months ended June 30, 2025. The improvement in operating cash flows was primarily attributable to increased receipts from the Company’s GPU infrastructure and cloud services business, including customer deposits, partially offset by payments for operating expenses, infrastructure-related costs, employee-related costs, and professional fees incurred to support the Company’s continued growth and expansion.

Net cash used in operating activities for the six months ended June 30, 2025 primarily reflected operating expenditures, including product development costs, equipment-related costs to support infrastructure expansion, and professional fees associated with strategic corporate activities. These cash outflows were only partially offset by cash receipts generated from the Company’s Filecoin data storage operations and its early-stage GPU cloud services business.

Investing activities

Net cash used in investing activities was $263,314 thousand for the six months ended June 30, 2026. The cash outflows primarily reflected deposits on capital expenditures, purchases of certificates of deposit, and the investment in Joint Venture interests. These outflows were partially offset by proceeds received from the sale of the Company’s investment in TCDC, the sale of NUAI common shares, and the repayment of the convertible promissory note receivable.

Net cash provided by investing activities was $56 thousand for the six months ended June 30, 2025. Investing cash flows during the period primarily reflected proceeds from the sale of digital assets, which were partially offset by capital expenditures.

Financing activities

Net cash provided by financing activities was $2,044,173 thousand for the six months ended June 30, 2026, compared with net cash used in financing activities of $284 thousand for the six months ended June 30, 2025. The significant increase in financing cash flows was primarily attributable to proceeds from the issuance of common stock, convertible notes, and pre-funded warrants in connection with the Company’s financing activities during the period. Financing cash inflows were partially offset by capital raising costs, repayments of note payable obligations, and payments of lease liabilities.

Net cash used in financing activities for the six months ended June 30, 2025 primarily reflected payments of lease liabilities.

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

The R&D Tax Incentive in Australia is a government program that provides tax offsets to businesses investing in eligible research and development activities. Companies with an aggregated turnover below AUD$20 million receive a refundable tax offset of their corporate tax rate plus an 18.5% premium, while larger businesses receive a non-refundable offset based on their R&D intensity. To qualify, activities must involve systematic experimentation to generate new knowledge, adhering to scientific principles. Businesses must register their R&D activities with Department of Industry Science and Resources and then claim the offset through the Australian Taxation Office. The incentive is designed to support innovation, technology development, and business growth, but companies must ensure reporting and compliance to be eligible.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, not matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weakness existed as of June 30, 2026:

In the period ended December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and transactions. The Company did not design and maintain effective controls to appropriately evaluate and apply U.S. GAAP to such transactions. We have also concluded that this material weakness continued to exist as of June 30, 2026. In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding accounting applications. Additionally, the Company is addressing the ineffective controls by expanding its accounting and financial reporting group and their capabilities to ensure consistent, complete, and accurate financial reporting and disclosure controls and procedures are achieved. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, management implemented remediation measures to address the previously identified material weakness related to accounting and financial reporting resources and expertise. These actions included strengthening accounting personnel and enhancing review controls within the financial reporting process. The material weakness will not be considered remediated until management completes the design and implementation of the remediation actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal or administrative proceedings.

Item 1A. Risk Factors.

This quarterly report should be read in conjunction with the risk factors included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, and those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. These risk factors do not identify all risks that we face — our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in those filings.

We are substantially dependent on NEXTDC as our primary data center provider, and any delay, disruption or failure by NEXTDC could materially impair our ability to deliver services and generate revenue.

We have secured up to 87MW of capacity through NEXTDC and rely on NEXTDC to host substantially all of our GPU infrastructure. If NEXTDC experiences construction delays, financial difficulties, power supply issues, or fails to deliver contracted capacity on schedule, we may be unable to deploy our GPU fleet, fulfill customer contracts, or generate anticipated revenue. Our revenue projections and growth strategy are materially dependent on NEXTDC delivering capacity on time and as contracted. Any failure or delay by NEXTDC could cause us to miss revenue guidance, breach customer agreements, and suffer reputational harm, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The Declining GPU Per-Hour Rate Structure in our Agreement with a Significant Customer Will Result in Materially Lower Revenues Over the Term of the Agreement, and Our Ability to Generate Sufficient Revenue From Third Party Sales to Offset This Decline Is Uncertain.

The customer price for GPU services in our agreement with a significant customer declines predictably over the six-year contract term — The business model contemplates that we will sell all or part of this compute to Third Parties, generating a revenue share with such customer on the spread. However, the Third Party market for GPU compute is highly competitive and subject to rapid price changes driven by evolving AI hardware generations, competing hyperscaler offerings, and fluctuating AI workload demand. There is no assurance that we can sustain Third Party revenues, and failure to do so will result in a material decline in revenues and profitability during the contract term.

We Face Significant Execution and Delivery Risk in Deploying a Large-Scale, Multi-Phase GPU Clusters on a Compressed Timeline, and Failure to Meet Agreed Delivery Milestones May Result in Automatic Reductions to the Applicable Service Period and May Give our Customer the Right to Terminate.

We have committed to delivering a specified numbers of GPUs as of specific dates pursuant to our various customer contracts. For each day of delay beyond the handover date, the total service period may be reduced, directly reducing lifetime revenue for that customer contract. If cluster acceptance testing cannot be completed by specified deadlines, the customer may have the right to terminate the contract. Clusters of this scale involve complex hardware procurement and multi-phase acceptance testing. Supply chain disruptions, construction delays, hardware shortages, or technical failures during testing are all realistic risks. Investors should understand that execution risk is extremely high in the critical 2026–2027 period, and that any delay directly reduces the aggregate revenue that can be generated over the life of the various customer contracts.

Our Revenue Model with Regards to our Agreement with A Significant Customer Is Dependent on Uncertain Third Party Customer Demand, and the Revenue-Sharing Mechanics May Result in Revenues Materially Lower Than Expected.

Our customer contract with a significant customer contemplates that such customer will have little to no access to or use of the services unless they are not fully utilized Third Parties. Our ability to earn revenue above the price such customer has agreed to pay — which is the basis for a Shareable Revenue split — is entirely dependent on our ability to attract Third Party customers at pricing above the price such customer has agreed to pay. Revenue share is only earned on the spread between what a Third Party pays and what such customer would have paid, and all revenue is reduced by any service credits provided to customers. At the same time, the varying contract price over the contract term means that the contract price that the Company is entitled to also varies.. We must simultaneously manage Third Party relationships, negotiate pricing, maintain SLAs for those customers, and comply with all notice obligations to NVIDIA in respect of sold services. The net revenue profile of the business is therefore highly sensitive to Third Party market conditions that we do not control, and investors should not rely on the revenue share as a predictable or stable revenue stream.

Our Australian operations are subject to export control laws that may restrict certain activities

Our Australian subsidiary, SAI AU Holding Co Pty Ltd, is subject to Australian export control laws. While Defence Export Controls (DEC) has advised that our Token-as-a-Service technology does not currently require an export permit under the Defence and Strategic Goods List, this assessment expires after 12 months. The Defence and Strategic Goods List is updated regularly, and any changes could result in our technology becoming subject to additional export control requirements. We are also independently responsible for obtaining authorizations from the Australian Department of Foreign Affairs and Trade before exporting, supplying, or brokering our technology to any sanctioned destination or entity. Failure to comply with applicable export control laws could result in penalties, reputational harm, and disruption to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On: (i) June 11, 2026, SharonAI Holdings Inc. (the “Company”) issued 8,430,784 shares of its Class A Ordinary Common Stock, par value $0.0001 per share (collectively, the “Conversion Shares”) upon conversion of an aggregate principal amount of approximately US$103.6 million of unsecured, redeemable, convertible notes (the “AUS Notes”), together with US$2.08 million of accrued and unpaid interest thereon pursuant to the terms of that certain Convertible Note Agreement (the “Convertible Note Agreement”), dated December 19, 2025, by and among SharonAI, Inc., SharonAI Pty Ltd and certain investors (the “Noteholders”), as previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2025. The Company assumed the obligations of SharonAI, Inc. under the Convertible Note Agreement promptly following the closing of the Business Combination Agreement, dated January 28, 2025.

The number of Conversion Shares issued upon conversion of the AUS Notes was calculated in accordance with the conversion formula set forth in Section 4.6 of the Convertible Note Agreement, based on the sum of the principal amount and accrued interest divided by the lower of (i) the applicable Discount Rate multiplied by the relevant transaction price and (ii) the Valuation Cap (each as defined in the Convertible Note Agreement). The conversion price per share was US$12.53.

In connection with conversion of the AUS Notes, the Company agreed to register the Conversion Shares for resale on an S-1 registration statement.

The Conversion Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on applicable exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, and/or Regulation S, based on representations made by the holders of the AUS Notes, including that the holders are accredited investors acquiring the Conversion Shares for investment purposes and not with a view to distribution, and that certain of the holders of AUS Notes are not U.S. persons. The Conversion Shares may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements.

On April 22, 2026, the Company issued 90,893 shares of its Class A Ordinary Common Stock to Inbocalupo Pty Ltd (as trustee for the Inbocalupo Trust) in consideration for, and as full and final satisfaction of, the Company’s reimbursement obligation arising under the reimbursement provisions of the Independent Contractor Agreement dated October 14, 2024. The issuance of the shares of Class A Ordinary Common Stock was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

Dividend Restrictions

Pursuant to Section 5.14 of each of the Company’s (i) the May 2026 Indenture governing the 6% Convertible Senior Notes due 2031 and (ii) June 2026 Indenture governing 4.75% Convertible Senior Notes due 2032 for so long as any portion of the Notes remains outstanding, the Company is prohibited from paying cash dividends or distributions on any equity securities of the Company, unless the Required Holders (as defined in each of the May 2026 Indenture and the June 2026 Indenture, being the holders of at least a majority in aggregate principal amount of the 4.75% Notes due 2032 and the 6.00% Notes due 2031, as applicable, then outstanding) shall have otherwise given prior written consent.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 2.02 Results of Operations and Financial Condition

On August 6, 2026, the Company issued a press release entitled “Sharon AI Reports Second Quarter 2026 Results” which press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

The Company has prepared presentation materials (the “Presentation Materials”) that its management intends to use from time to time. The Presentation Materials are attached hereto as Exhibit 99.2 and are incorporated herein by reference. In addition, the Company posted the Presentation Materials on its website (www.sharonai.com) on August 6, 2026.

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of the directors or executive officers of the Company informed us of the adoptions, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
3.2	Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
3.3	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025.
4.1	Indenture, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.2	Form of Global Note, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.3	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.4	Form of Pre-Funded Warrant, dated June 22, 2026, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.5	Indenture dated June 22, 2026, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.6	Form of Global Note, dated June 22, 2026, incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.7	Form of Subsidiary Guarantee, dated June 22, 2026, incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
10.1	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
10.2	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
10.3	Director Appointment Letter by and between Andrew Penn and SharonAI Holdings Inc. dated May 21, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2026.
10.4#	Form of Securities Purchase Agreement - Equity, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.5#	Form of Registration Rights Agreement - Equity, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.6#	Form of Securities Purchase Agreement - Convertible Notes, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.7#	Form of Registration Rights Agreement - Convertible Notes, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.8#	Form of Securities Purchase Agreement - Equity (with pre-funded warrants), incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
22.1*	Subsidiary Guarantors
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Press Release dated August 6, 2026
99.2*	Presentation Materials
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARONAI HOLDINGS INC.

Date: August 6, 2026	By:	/s/ James Manning
James Manning
Chief Executive Officer
(Principal Executive Officer)

SHARONAI HOLDINGS INC.

Date: August 6, 2026	By:	/s/ Timothy Broadfoot
Timothy Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)

- 42 -