Form 10-Q/A
period 2026-06-30
SharonAI Holdings Inc.
filed 2026-08-11
CIK 2068385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

SharonAI Holdings Inc. (“we”, “our”, “us”, or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, previously filed with the Securities and Exchange Commission on August 6, 2026 (the “Original Filing”), solely for the purpose of correcting errors in the (i) Net loss per share, basic and diluted and Weighted average number of shares outstanding in both the Three Months Ended June 30, 2025 and the Six Months Ended June 30, 2025 in the Consolidated Condensed Statement of Operations; (ii) Balance at December 31, 2024 and Balance at June 30, 2025 of Common Stock Class A in the Company’s Consolidated Condensed Statements Of Stockholders’ Equity (Deficit) and (iii) Basic and diluted weighted average number of common shares outstanding and Basic and diluted net loss per common share outstanding for each the Three Months Ended June 30, 2025 and the Six Months Ended June 30, 2025 in Note 21. Net Income (loss) per share.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date and time of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing.

This Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, filed as Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 hereto, as required under Rule 13a-14 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,931,381	$376,984	$2,225,396	$702,077
Cost of revenue	761,755	398,266	1,287,572	711,648
Gross profit (loss)	1,169,626	(21,282)	937,824	(9,571)
Share-based compensation	2,670,588	489,345	3,052,746	956,968
Selling, general and administrative expenses	8,685,424	1,083,093	12,700,643	2,090,523
Other expenses	14,597,792	1,169,712	12,787,838	1,676,132
Gain on disposal of property and equipment	-	(153,199)	-	(961,713)
Loss from operations	(24,784,178)	(2,610,233)	(27,603,403)	(3,771,481)
Non-operating income (expense), net:
Change in fair value of digital assets	-	(62,657)	-	(391,090)
Change in fair value of warrant liabilities	(6,138,775)	-	(5,255,450)	-
Change in fair value of convertible notes	(400,440,855)	-	(470,668,608)	-
Change in fair value of share-based payment	334,502	-	334,502	-
Gain on investment in NUAI shares	6,493,245	-	4,984,130	-
Gain on sale of investment in TCDC	856	-	65,920,568	-
Interest expense, net	(4,527,540)	(43,521)	(3,267,654)	(55,912)
Loss before income taxes	(429,062,745)	(2,716,411)	(435,555,915)	(4,218,483)
Income tax (expense) benefit	(1,305,951)	127,579	(14,824,603)	190,161
Net loss	(430,368,696)	(2,588,832)	(450,380,518)	(4,028,322)
Net loss attributable to non-controlling interest	(2,065,770)	(12,426)	(2,161,826)	(19,336)
Net loss attributable to SharonAI Holdings Inc.	$(428,302,926)	$(2,576,406)	$(448,218,692)	$(4,008,986)
Net loss per share, basic and diluted	$(22.84)	$(0.27)	$(27.38)	$(0.41)
Weighted-average number of shares outstanding	18,755,220	9,703,042	16,370,481	9,703,042

See accompanying Notes to Consolidated Condensed Financial Statements.

SHARONAI HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended June 30, 2026

	Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$	$
Balance at March 31, 2026	15,998,830	1,600	136,341	14	65,489	-	153,743,335	(63,444,954)	(1,458,994)	88,841,001	(210,180)	88,630,821
Issuance of common stock	18,941,573	1,894	-	-	-	-	1,068,440,294	-	-	1,068,442,188	-	1,068,442,188
Issuance of pre-funded warrants	-	-	-	-	-	-	438,141,548	-	-	438,141,548	-	438,141,548
Offering costs	-	-	-	-	-	-	(38,000,602)	-	-	(38,000,602)	-	(38,000,602)
Share based compensation	726,761	73	-	-	-	-	2,670,515	-	-	2,670,588	-	2,670,588
Net loss	-	-	-	-	-	-	-	(428,302,926)	-	(428,302,926)	(2,065,770)	(430,368,696)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	(1,959,019)	(1,959,019)	(9,449)	(1,968,468)
Balance at June 30, 2026	35,667,164	3,567	136,341	14	65,489	-	1,624,995,090	(491,747,880)	(3,418,013)	1,129,832,778	(2,285,399)	1,127,547,379

Three Months Ended June 30, 2025

	Series A Preferred		Series B Preferred		Common Stock- Class A		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at March 31, 2025	15,000	2	27,000	3	9,703,042	107	62,654	-	33,771,783	(5,337,861)	318,850	28,752,884	78,680	28,831,564
Share based compensation	-	-	-	-	-	-	-	-	489,345	-	-	489,345	-	489,345
Net loss	-	-	-	-	-	-	-	-	-	(2,576,406)	-	(2,576,406)	(12,426)	(2,588,832)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	(242,766)	(242,766)	(1,188)	(243,954)
Balance at June 30, 2025	15,000	2	27,000	3	9,703,042	107	62,654	-	34,261,128	(7,914,267)	76,084	26,423,057	65,066	26,488,123

Six Months Ended June 30, 2026

	Common Stock- Class A		Common Stock- Class B		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2025	11,832,164	1,183	136,341	14	65,489	-	33,861,613	(43,529,190)	(372,992)	(10,039,372)	(108,885)	(10,148,257)
Issuance of common stock	23,108,239	2,311	-	-	-	-	1,193,439,857	-	-	1,193,442,168	-	1,193,442,168
Issuance of pre-funded warrants	-	-	-	-	-	-	438,141,548	-	-	438,141,548	-	438,141,548
Offering costs	-	-	-	-	-	-	(43,500,601)	-	-	(43,500,601)	-	(43,500,601)
Share based compensation	726,761	73	-	-	-	-	3,052,673	-	-	3,052,746	-	3,052,746
Net loss	-	-	-	-	-	-	-	(448,218,690)	-	(448,218,690)	(2,161,828)	(450,380,518)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	(3,045,021)	(3,045,021)	(14,686)	(3,059,707)
Balance at June 30, 2026	35,667,164	3,567	136,341	14	65,489	-	1,624,995,090	(491,747,880)	(3,418,013)	1,129,832,778	(2,285,399)	1,127,547,379

Six Months Ended June 30, 2025

	Series A Preferred		Series B Preferred		Common Stock- Class A		Options Reserve		Additional Paid-In Capital	Accumulated deficit	Accumulated Comprehensive Loss (AOCI)	Total SharonAI Holdings Inc.’s Equity	Non Controlling Interest	Total Stockholders’ Equity
	#	$	#	$	#	$	#	$	$	$	$	$	$	$
Balance at December 31, 2024	15,000	2	27,000	3	9,703,042	107	65,489	-	33,304,160	(3,905,281)	423,858	29,822,849	86,096	29,908,945
Share based compensation	-	-	-	-	-	-	(2,835)	-	956,968	-	-	956,968	-	956,968
Net loss	-	-	-	-	-	-	-	-	-	(4,008,986)	-	(4,008,986)	(19,336)	(4,028,322)
Equity adjustment from Foreign Currency Translation (CTA)	-	-	-	-	-	-	-	-	-	-	(347,774)	(347,774)	(1,694)	(349,468)
Balance at June 30, 2025	15,000	2	27,000	3	9,703,042	107	62,654	-	34,261,128	(7,914,267)	76,084	26,423,057	65,066	26,488,123

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

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

●	Stock options and RSUs: 1,139,093 shares

●	Warrants: 6,891,805 shares

●	Convertible notes: 14,281,632 shares

A reconciliation of the numerators and denominators is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders	$(428,302,926)	$(2,576,406)	$(448,218,692)	$(4,008,986)
Denominator:
Basic and diluted weighted average number of common shares outstanding	18,755,220	9,703,042	16,370,481	9,703,042
Basic and diluted net loss per common share outstanding	$(22.84)	$(0.27)	$(27.38)	$(0.41)

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025.
3.2	Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2025
3.3	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025.
4.1	Indenture, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.2	Form of Global Note, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.3	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2026.
4.4	Form of Pre-Funded Warrant, dated June 22, 2026, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.5	Indenture dated June 22, 2026, incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.6	Form of Global Note, dated June 22, 2026, incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
4.7	Form of Subsidiary Guarantee, dated June 22, 2026, incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
10.1	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
10.2	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2026
10.3	Director Appointment Letter by and between Andrew Penn and SharonAI Holdings Inc. dated May 21, 2026, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2026.
10.4#	Form of Securities Purchase Agreement - Equity, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.5#	Form of Registration Rights Agreement - Equity, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.6#	Form of Securities Purchase Agreement - Convertible Notes, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.7#	Form of Registration Rights Agreement - Convertible Notes, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
10.8#	Form of Securities Purchase Agreement - Equity (with pre-funded warrants), incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
22.1***	Subsidiary Guarantors
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1***	Press Release dated August 6, 2026
99.2***	Presentation Materials
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
***	Previously filed
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARONAI HOLDINGS INC.

Date: August 11, 2026	By:	/s/ James Manning
James Manning
Chief Executive Officer
(Principal Executive Officer)

SHARONAI HOLDINGS INC.

Date: August 11, 2026	By:	/s/ Timothy Broadfoot
Timothy Broadfoot
Chief Financial Officer
(Principal Financial and Accounting Officer)

